Form 10-Q
period 2024-06-30
FB Bancorp, Inc. /MD/
filed 2024-09-26
CIK 2013639

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File No. 333-277630

FB Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	99-1859402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

353 Carondelet Street, New Orleans, Louisiana	70130
(Address of Principal Executive Offices)	(Zip Code)

(504) 569-8640

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

No shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of September 26, 2024.

FB Bancorp, Inc.

Form 10-Q

Index

EXPLANATORY NOTE

FB Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 29, 2024, to serve as the bank holding company for Fidelity Bank (“Fidelity” or the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization. As of June 30, 2024, the conversion had not yet been consummated and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements, related notes, and other financial information included in this report relate primarily to the Bank.

The unaudited financial statements and other financial information contained in this report should be read in conjunction with the audited financial statements, and related notes, of the Bank as of and for each of the years ended December 31, 2023 and 2022, contained in the Company’s definitive prospectus dated August 12, 2024, as filed with the Securities and Exchange Commission ("SEC") on August 22, 2024.

Item 1. Financial Statements

FIDELITY BANK

BALANCE SHEETS (UNAUDITED)

	June 30, 2024	December 31, 2023
	(dollars in thousands)
ASSETS
Cash and due from banks	$8,565	$5,795
Interest-bearing deposits at other financial institutions	50,850	81,313
Total cash and cash equivalents	59,415	87,108

Securities available for sale, at fair value (amortized cost of $270,033 and $269,378, respectively)	249,196	249,898
Derivative assets	541	184
Loans held for sale, at fair value	34,891	22,576
Loans held for investment	722,867	665,684
Less: allowance for credit losses	(5,773)	(6,203)
Loans held for investment, net	717,094	659,481
Federal Home Loan Bank stock, at cost	4,226	4,106
Bank owned life insurance	14,810	14,640
Accrued interest receivable	5,820	5,506
Premises and equipment, net	52,242	51,455
Other real estate owned	2,806	815
Goodwill	5,786	5,786
Mortgage servicing rights	1,032	2,231
Prepaid expenses	2,941	2,518
Other assets	20,729	18,628

Total assets	$1,171,529	$1,124,932

LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$135,314	$142,032
Interest bearing	635,309	627,256
Total deposits	770,623	769,288

Advances by borrowers for taxes and insurance	9,479	11,774
Other borrowings	218,500	172,200
Accrued interest payable	3,327	524
Other liabilities	13,893	14,409
Total liabilities	1,015,822	968,195

Equity:
Retained earnings	172,168	172,126
Accumulated other comprehensive income (loss)	(16,461)	(15,389)
Total equity	155,707	156,737

Total liabilities and equity	$1,171,529	$1,124,932

The accompanying notes are an integral part of these unaudited financial statements.

FIDELITY BANK

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Interest and dividend income
Interest and fees on loans	$13,202	$10,543	$25,543	$19,853
Interest and dividends on investment securities	2,348	2,294	4,648	4,607
Interest on deposits in other banks	336	317	941	630
Total interest and dividend income	15,886	13,154	31,132	25,090

Interest expense
Deposits	2,785	1,417	5,280	1,972
Borrowed funds	2,163	624	4,034	813
Total interest expense	4,948	2,041	9,314	2,785

Net interest income	10,938	11,113	21,818	22,305
Provision (benefit) for credit losses	275	—	520	(376)
Net interest income after provision (benefit) for credit losses	10,663	11,113	21,298	22,681

Non-interest income
Service charges and fee income from deposit accounts	788	937	1,521	1,674
Gain on sales of mortgage loans	3,459	3,377	6,766	6,726
Gain (loss) on sales and disposal of assets	—	(9)	—	(1)
Gain on sales of available for sale securities	219	—	308	203
Gain on sales of mortgage servicing rights	2,251	—	2,251	—
Other non-interest income	544	1,060	1,128	2,136
Total non-interest income	7,261	5,365	11,974	10,738

Non-interest expenses
Salaries and employee benefits	10,387	10,867	20,470	21,010
Occupancy and equipment	2,049	2,014	4,078	4,021
Directors’ fees	143	197	304	395
Data processing	1,329	1,127	2,699	2,227
Advertising and marketing	691	481	1,228	854
Mortgage servicing rights amortization	145	533	304	1,059
Hedging activity, net	(38)	(332)	(131)	(5)
Other general and administrative	2,126	2,106	4,265	4,153
Total non-interest expenses	16,832	16,993	33,217	33,714

Net income (loss) before income taxes	1,092	(515)	55	(295)
Income tax expense (benefit)	243	(177)	13	(186)

Net income (loss)	$849	$(338)	$42	$(109)

The accompanying notes are an integral part of these unaudited financial statements.

FIDELITY BANK

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Net income (loss)	$849	$(338)	$42	$(109)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	2,110	(5,496)	(1,049)	446
Reclassification adjustment for gains realized on securities available for sale	(219)	—	(308)	(203)
Net unrealized gains (losses)	1,891	(5,496)	(1,357)	243
Tax effect	(397)	1,154	285	(51)
Total other comprehensive income (loss)	1,494	(4,342)	(1,072)	192

Total comprehensive income (loss)	$2,343	$(4,680)	$(1,030)	$83

The accompanying notes are an integral part of these unaudited financial statements.

FIDELITY BANK

STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Equity
	(dollars in thousands)
Balance at December 31, 2022	$171,008	$(18,989)	$152,019

Comprehensive income (loss):
Net income (loss)	229	—	229
Other comprehensive income (loss), net of tax	—	4,534	4,534
Total comprehensive income (loss)			4,763

Balance at March 31, 2023	$171,237	$(14,455)	$156,782

Comprehensive income (loss):
Net income (loss)	(338)	—	(338)
Other comprehensive income (loss), net of tax	—	(4,342)	(4,342)
Total comprehensive income (loss)			(4,680)

Balance at June 30, 2023	$170,899	$(18,797)	$152,102

Balance at December 31, 2023	$172,126	$(15,389)	$156,737

Comprehensive income (loss):
Net income (loss)	(807)	—	(807)
Other comprehensive income (loss), net of tax	—	(2,566)	(2,566)
Total comprehensive income (loss)			(3,373)

Balance at March 31, 2024	$171,319	$(17,955)	$153,364

Comprehensive income (loss):
Net income (loss)	849	—	849
Other comprehensive income (loss), net of tax	—	1,494	1,494
Total comprehensive income (loss)			2,343

Balance at June 30, 2024	$172,168	$(16,461)	$155,707

The accompanying notes are an integral part of these unaudited financial statements.

FIDELITY BANK

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2024	2023
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42	$(109)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,282	1,143
(Gain) loss on sales and disposal of assets	—	1
Net (accretion) amortization on securities	(376)	(330)
Provision (benefit) for credit losses	520	(376)
Increase in cash surrender value of life insurance	(170)	(145)
Amortization of mortgage servicing rights	304	1,059
Federal Home Loan Bank stock dividends	(120)	(59)
Net gain on sales of available for sale securities	(308)	(203)
Net gain on sales of mortgage servicing rights	(2,251)	—
Deferred income taxes (benefit)	130	163
Net (increase) decrease in derivative instruments	(357)	(626)
Changes in other operating assets and liabilities	(1,444)	(966)
Loans held for sale:
Originations	(190,186)	(196,168)
Proceeds from sale	184,797	179,725
Gain on sale of loans, net	(6,766)	(6,726)
Net change in fair value	(160)	(233)

Net cash provided by (used in) operating activities	(15,063)	(23,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(12,387)	(2,955)
Proceeds from maturities, prepayments, and sales of securities available for sale	12,416	14,364
Proceeds from sale of mortgage servicing rights	4,194	—
Purchase of FHLB stock	—	(1,387)
(Increase) decrease in loans held for investment, net	(60,161)	(63,677)
Purchases of premises and equipment	(2,069)	(4,609)
Proceeds from sale of other real estate owned	37	113

Net cash provided by (used in) investing activities	(57,970)	(58,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,335	5,003
Net change in other borrowings	46,300	65,100
Net change in advances by borrowers for taxes and insurance	(2,295)	(633)

Net cash provided by (used in) financing activities	45,340	69,470

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,693)	(12,531)
Cash and cash equivalents at beginning of period	87,108	60,737
Cash and cash equivalents at end of period	$59,415	$48,206

Supplemental Disclosures For Cash Flow Information:
Cash paid for interest on deposits and borrowings	$6,511	$2,627
Cash paid for income taxes	$1,244	$—
Loans transferred to other real estate owned	$2,028	$643

The accompanying notes are an integral part of these unaudited financial statements.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

1.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of Fidelity Bank ("the Bank") were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and instructions for Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Bank's audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company's definitive prospectus dated August 12, 2024, as filed with the SEC on August 22, 2024.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Bank is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank's financial condition, results of operations, comprehensive income, changes in equity, and cash flows for the interim period presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

On January 1, 2023, the Bank adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. The provisions of this guidance required changes to the manner in which the Bank estimated and reported losses on financial instruments, including loans and unfunded lending commitments, select securities and other assets carried at amortized cost. Under CECL, the allowance for credit losses (ACL) is a valuation account, measured as the difference between the Bank’s amortized cost basis and the net amount expected to be collected on the financial assets (i.e., lifetime credit losses). The CECL methodology described in FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), applies to financial assets measured at amortized cost, and off-balance-sheet credit exposures (collectively, financial assets) including: financing receivables such as loans held for investment, held to maturity debt securities, off-balance-sheet credit exposures (unfunded commitments) including off-balance sheet loan commitments, standby letters of credit, and other similar instruments.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Any changes in presentation did not have a material impact on the Bank’s financial condition or results of operations.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

2.
Investment Securities

The tables below show the amortized cost and fair value, by type, of the Bank’s available for sale debt securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for sale:
U.S. government sponsored agencies	$149,282	$127	$11,424	$137,985
Mortgage-backed securities: residential	83,283	1	7,855	75,429
Corporate bonds	37,425	—	1,686	35,739
Small Business Administration	43	—	—	43
Total available for sale	$270,033	$128	$20,965	$249,196

	December 31, 2023
Available for sale:
U.S. government sponsored agencies	$146,112	$175	$10,760	$135,527
Mortgage-backed securities: residential	85,902	52	7,159	78,795
Corporate bonds	37,298	—	1,787	35,511
Small Business Administration	66	—	1	65
Total available for sale	$269,378	$227	$19,707	$249,898

As of June 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of Bank equity.

The Bank evaluates securities for impairment when there has been a decline in fair value below the amortized cost basis at least quarterly. Accordingly, management is able to effectively measure and monitor the unrealized loss position on these securities and because the Bank does not intend to sell the securities and it is not more-likely-than-not that the Bank will be required to sell the investments before recovery of their amortized cost basis, the Bank determined no allowance for credit loss was required as of June 30, 2024 or December 31, 2023.

Accrued interest receivable on investment securities totaled $1.7 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the balance sheets.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of securities with gross unrealized losses at June 30, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2024
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$—	$—	$131,529	$11,424	$11,424
Mortgage-backed securities and small business administration	13,231	48	62,131	7,807	7,855
Corporate bonds	—	—	35,739	1,686	1,686
Total available for sale	$13,231	$48	$229,399	$20,917	$20,965

	December 31, 2023
Available for sale:
U.S. government sponsored agencies	$5,491	$9	$126,532	$10,751	$10,760
Mortgage-backed securities and small business administration	10,241	98	64,263	7,062	7,160
Corporate bonds	2,507	88	33,004	1,699	1,787
Total available for sale	$18,239	$195	$223,799	$19,512	$19,707

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at June 30, 2024 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Within one year or less	$18,240	$17,347
One through five years	128,626	121,178
After five through ten years	88,997	81,772
Over ten years	34,170	28,899
Total	$270,033	$249,196

At June 30, 2024 and December 31, 2023, approximately $158 million and $170 million of investments were pledged to secure various deposits or borrowings, respectively.

Additional information related to fair value of investment securities is provided in note 9.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

3.
Loans Held for Investment

The components of loans were as follows at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Residential mortgage loans (1-4 family):
Fixed	$97,806	$94,267
Variable	159,513	154,630
Construction	26,298	15,764
Total residential mortgage loans	283,617	264,661
Commercial loans
Real estate	228,458	206,267
SBA Paycheck Protection Program	418	566
Other	80,830	69,053
Total commerical loans	309,706	275,886
Consumer loans:
Home equity	101,554	98,331
Other consumer	29,035	27,740
Total consumer loans	130,589	126,071
Total loans held for investment	723,912	666,618
Less:
Undisbursed portion of mortgage loans	(135)	(118)
Net deferred loan costs (fees)	(910)	(816)
Allowance for credit losses	(5,773)	(6,203)
Total loans held for investment, net	$717,094	$659,481

Accrued interest receivable on loans held for investment totaled $4.0 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the balance sheets.

The Bank has an established methodology of the Allowance for Credit Losses (“ACL”) that assesses the risks and losses inherent in the Bank’s loan portfolio. For purposes of determining the ACL, the Bank segments certain loans in its portfolio by product type. The Bank’s loans are segmented into the following pools: residential mortgage loans, commercial real estate loans, other commercial loans, home equity, and consumer loans. The Bank also sub-segments these segments into classes based on the associated risks within those segments. Residential mortgage loans are divided into the following classes: fixed, variable and construction. Each class of loans requires significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment. The Bank uses an internally developed model in this process. Management uses judgment in establishing additional input metrics for the modeling processes.

The model and assumptions the Bank uses to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices and end-user controls are appropriate and properly documented. The following are the factors the Bank uses to determine the ACL for each segment or class of loan.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Residential Mortgage Loans

All of our residential mortgage loans are centrally underwritten. When assessing credit risk, we analyze certain credit factors, such as, payment history, credit utilization and length of credit history. All of our residential mortgage loans are secured by real estate; therefore, we evaluate and estimate the current market value of the collateral property. Common risk factors that are not specific to individual loan transactions include economic conditions within our markets, including unemployment rates and potential changes in real estate collateral values due to market conditions. Personal events, disability, death or change in marital status of the borrower also increase risk in residential mortgage lending.

Residential Mortgage Loans (Fixed and Variable)

Characteristically, residential mortgage loans are secured by 1 – 4 family residential properties and residential lots. Declines in market value can result in residential mortgages with outstanding balances in excess of the collateral value of the property securing the loan.

Residential Construction Loans

Residential construction loans can experience delays in construction and cost overruns that can exceed the borrower’s financial ability to complete the construction project, which could result in unmarketable collateral.

Commercial Loans

All of our commercial loans are centrally underwritten. When assessing credit risk, we analyze the borrower’s ability to generate adequate cash flow to service the debt in accordance with the terms and conditions of the loan agreement. Usually, our commercial loans are secured by collateral and we assess the current value of the collateral. Additionally, the Bank evaluates and assesses the financial strength and liquidity of the borrower’s principals because the Bank generally requires the personal guarantees of the borrower’s principals. Common risk factors that are not specific to individual loan transactions include economic conditions within our markets, including unemployment rates and potential changes in collateral values due to market conditions.

Commercial Real Estate

Commercial mortgage, commercial construction and land development loans are dependent upon the supply and demand for commercial real estate in the markets we serve as well as the demand for newly constructed residential homes and lots. A decrease in demand could result in decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our borrowers. Loans secured by non-residential properties and multifamily housing are dependent upon the ability of the property to produce cash flow sufficient to cover debt service and other operating expenses. These property types are susceptible to weak economic conditions which can result in high vacancy rates.

SBA Paycheck Protection Program

During the year ended December 31, 2020, the Bank added a new loan category for Paycheck Protection Program (“PPP”) loans originated. These loans are 100% backed by the Small Business Administration (“SBA”) to help businesses keep their workforces employed during the Coronavirus pandemic.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Other Commercial Loans

The repayment of commercial loans not secured by real estate is primarily dependent upon the ability of our borrowers to produce cash flows consistent with our original projections analyzed during the credit underwriting process. While our loans our generally secured by collateral with limitations on maximum loan to value ratios, there is a risk that liquidation of the collateral will not fully satisfy the loan balance.

Consumer Loans

All of the Bank’s consumer loans are centrally underwritten. When assessing credit risk, we analyze certain credit factors, such as, payment history, credit utilization and length of credit history. Since a large percentage of consumer loans are secured, management evaluates the likely market value of the collateral. Common risk factors that are not specific to individual loan transactions include economic conditions within our markets. Personal events, disability, death or change in marital status of the borrower also increase risk in consumer lending.

Home Equity Loans

Home equity and home equity lines of credit loans are secured by first or junior liens on residential real estate making such loans susceptible to deterioration in residential real estate values. Additional risks include lien perfection deficiencies and the inherent risk that the borrower may draw on the lines in excess of their collateral value, particularly in a deteriorating real estate market.

Other Consumer Loans

Consumer loans include loans secured by personal property, such as automobiles, mobile homes and other title vehicles, such as boats and motorcycles. Consumer loans also include unsecured loans. The value of the underlying collateral for this loan category is especially volatile due to the potential rapid decline in values.

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of our borrowers to service their debt obligations. The relevant information includes current financial information, historical payment history, credit documentation, public information and current economic trends, among other factors. The Bank uses a risk grading matrix to assign risk grades to each of our commercial loans and a portion of our other loans. Loans are graded on a scale of 1 to 10. A description of the general characteristics of the ten grades is as follows:

Grade 1	Substantially Risk Free. Fully secured by own-Bank deposits.

Grade 2

Minimal. Minimal degree of risk in both short term and long term. No noted credit, collateral or technical deficiencies. Exemplary and established history with the Bank and elsewhere. Exceptional financial strength and generally in the upper quartile of peer comparisons. Loans secured by properly margined and monitored marketable securities may also be in this category.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Grade 3

Moderate. Only moderate risk apparent in both short term and long term. Financial characteristics of borrower are strong. Demonstrated ability to generate sufficient cash flow to meet debt service requirements including 3-5 years of generating increasing or consistently strong levels of cashflow, the capital structure is strong with only moderate leverage, trends are favorable, and comparison to peer is positive. Credit reflects strong collateral values with proper margins, and/or is supported by strong guarantees.

Grade 4

Acceptable. Acceptable level of risk in both short term and long term. Borrower generates sufficient cash flow to meet debt service requirements with a comfortable margin and debt is adequately secured with appropriate collateral margins and supported by guarantees. Leverage, liquidity, margins, etc. are comparable to peer, but may not be as strong as borrowers risk rated 3.

Grade 5

Acceptable with Care. Risk is still considered acceptable, cash flow coverage of debt service requirements is adequate, but there are certain negative factors that could increase long term risk. Some common characteristics of these credits include: structure at variance with policy, LTV’s in excess of prescribed levels, trends negative but not materially adverse, leverage in excess of peer, etc.

Grade 6

Watch. Only marginally acceptable financial profiles, and financial trends are less favorable than prior periods. Short term risk may be acceptable, but negative factors could develop to make long term risk unacceptable. Weaknesses may include: outdated financials, inconsistent financial performance, strained liquidity, and adverse financial trends.

Grade 7

Special Mention. Increased level of risk (and, therefore, additional scrutiny) due to some weakening trend, poor performance, a particular circumstance or some other noted deficiency. Generally, repayment according to plan is still anticipated.

Grade 8

Substandard. Identified crucial weakness with associated loss potential. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. An assessment under ASC 310 must be performed on credits identified for individual evaluation graded Substandard.

Grade 9

Doubtful. Full repayment or liquidation is highly questionable or improbable. Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently know facts, conditions and values, highly questionable and improbable. An assessment under ASC 310 must be performed on credits identified for individual evaluation graded Doubtful.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Grade 10

Loss. All outstanding principal and accrued interest is deemed uncollectible and is to be charged off promptly. Loans classified Loss are considered uncollectible and of such little value that their continuance as Bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Loans classified Loss requires a 100% specific reserve.

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Bank's recorded investment in loans by credit quality indicators by year of origin as of June 30, 2024.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

	Term Loans
1-4 Family Residential	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
Pass	$10,341	$60,184	$71,165	$33,027	$22,695	$51,255	$—	$248,667
Special Mention	—	—	259	—	—	63	—	322
Substandard	—	2,545	2,352	1,062	140	2,231	—	8,330
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$10,341	$62,729	$73,776	$34,089	$22,835	$53,549	$—	$257,319

Residential Construction	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$8,203	$17,892	$203	$—	$—	$—	$—	$26,298
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$8,203	$17,892	$203	$—	$—	$—	$—	$26,298

Commercial Real Estate	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$27,104	$45,840	$40,024	$11,534	$20,532	$69,726	$11,495	$226,255
Special Mention	—	—	1,264	—	—	791	—	2,055
Substandard	—	—	—	—	—	148	—	148
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$27,104	$45,840	$41,288	$11,534	$20,532	$70,665	$11,495	$228,458

Commercial	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$27,745	$4,370	$8,085	$8,934	$5,090	$4,707	$16,897	$75,828
Special Mention	—	—	330	55	139	1,477	690	2,691
Substandard	—	428	10	296	842	449	577	2,602
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	21	—	—	106	127
Total	$27,745	$4,798	$8,425	$9,306	$6,071	$6,633	$18,270	$81,248

Home Equity	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$2,135	$7,994	$1,765	$82	$67	$1,147	$86,692	$99,882
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	52	—	—	3	1,617	1,672
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$2,135	$7,994	$1,817	$82	$67	$1,150	$88,309	$101,554

Other Consumer	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$8,956	$11,636	$4,413	$1,714	$737	$227	$1,018	$28,701
Special Mention	193	26	—	—	—	—	—	219
Substandard	40	39	26	—	—	1	—	106
Doubtful	9	—	—	—	—	—	—	9
Loss	—	—	—	—	—	—	—	—
Total	$9,198	$11,701	$4,439	$1,714	$737	$228	$1,018	$29,035

All Loans	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$84,484	$147,916	$125,655	$55,291	$49,121	$127,062	$116,102	$705,631
Special Mention	193	26	1,853	55	139	2,331	690	5,287
Substandard	40	3,012	2,440	1,358	982	2,832	2,194	12,858
Doubtful	9	-	-	-	-	-	-	9
Loss	—	—	—	21	—	—	106	127
Total Loans	$84,726	$150,954	$129,948	$56,725	$50,242	$132,225	$119,092	$723,912

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Bank's recorded investment in loans by credit quality indicators by year of origin as of December 31, 2023.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

	Term Loans
1-4 Family Residential	2023	2022	2021	2020	2019	Prior	Revolving Lines	Total
Pass	$58,213	$71,746	$35,005	$22,795	$6,493	$47,727	$291	$242,270
Special Mention	—	261	—	—	—	95	—	356
Substandard	808	1,767	653	328	124	2,591	—	6,271
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$59,021	$73,774	$35,658	$23,123	$6,617	$50,413	$291	$248,897

Residential Construction	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$14,585	$1,179	$—	$—	$—	$—	$—	$15,764
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$14,585	$1,179	$—	$—	$—	$—	$—	$15,764

Commercial Real Estate	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$42,867	$43,365	$11,703	$17,491	$14,490	$52,597	$12,537	$195,050
Special Mention	—	—	—	—	—	9,394	—	9,394
Substandard	—	—	—	1,823	—	—	—	1,823
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$42,867	$43,365	$11,703	$19,314	$14,490	$61,991	$12,537	$206,267

Commercial	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$9,265	$2,120	$5,936	$4,457	$769	$1,292	$41,555	$65,394
Special Mention	—	—	—	286	208	—	1,281	1,775
Substandard	69	326	—	129	80	—	1,405	2,009
Doubtful	—	—	—	—	—	—	18	18
Loss	—	97	25	—	—	146	155	423
Total	$9,334	$2,543	$5,961	$4,872	$1,057	$1,438	$44,414	$69,619

Home Equity	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$10,399	$6,726	$6,218	$4,119	$1,861	$5,118	$62,361	$96,802
Special Mention	—	—	—	—	—	—	66	66
Substandard	—	680	—	—	175	130	441	1,426
Doubtful	—	—	—	—	—	—	33	33
Loss	—	—	—	—	—	—	4	4
Total	$10,399	$7,406	$6,218	$4,119	$2,036	$5,248	$62,905	$98,331

Other Consumer	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$8,334	$1,557	$1,144	$227	$166	$56	$16,209	$27,693
Special Mention	27	—	—	—	—	—	—	27
Substandard	13	—	—	—	—	—	7	20
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total	$8,374	$1,557	$1,144	$227	$166	$56	$16,216	$27,740

All Loans	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$143,663	$126,693	$60,006	$49,089	$23,779	$106,790	$132,953	$642,973
Special Mention	27	261	-	286	208	9,489	1,347	11,618
Substandard	890	2,773	653	2,280	379	2,721	1,853	11,549
Doubtful	-	-	-	-	-	-	51	51
Loss	—	97	25	—	—	146	159	427
Total Loans	$144,580	$129,824	$60,684	$51,655	$24,366	$119,146	$136,363	$666,618

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the six months ended June 30, 2024:

	1-4 Family		Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2024	$1,210	$1	$2,218	$1,586	$536	$652	$6,203
Charge-offs	(37)	—	—	(921)	—	(142)	(1,100)
Recoveries	6	2	—	123	—	19	150
Provision for Credit Loss	103	27	61	164	94	71	520
Reallocations	—	—	—	—	—	—	—
Balance at end of period	$1,282	$30	$2,279	$952	$630	$600	$5,773

Ending allowance balance for loans individually evaluated	$455	$—	$148	$327	$33	$46	$1,009

Ending allowance balance for loans collectively evaluated	$827	$30	$2,131	$625	$597	$554	$4,764

Loans Receivable
Total period-end balance	$257,319	$26,298	$228,458	$81,248	$101,554	$29,035	$723,912

Balance of loans individually evaluated	$7,668	$—	$148	$965	$941	$56	$9,778

Balance of loans collectively evaluated	$249,651	$26,298	$228,310	$80,283	$100,613	$28,979	$714,134

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the twelve months ended December 31, 2023:

	1-4 Family		Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2023	$839	$3	$880	$4,303	$385	$888	$7,298
Charge-offs	(5)	—	—	(1,277)	(47)	(478)	(1,807)
Recoveries	—	—	3	30	—	30	63
Provision for Credit Loss	—	—	—	649	—	—	649
Reallocations	376	(2)	1,335	(2,119)	198	212	—
Balance at end of year	$1,210	$1	$2,218	$1,586	$536	$652	$6,203

Ending allowance balance for loans individually evaluated	$361	$—	$—	$492	$—	$58	$911

Ending allowance balance for loans collectively evaluated	$849	$1	$2,218	$1,094	$536	$594	$5,292

Loans Receivable
Total period-end balance	$248,897	$15,764	$206,267	$69,619	$98,331	$27,740	$666,618

Balance of loans individually evaluated	$6,173	$—	$—	$1,795	$723	$109	$8,800

Balance of loans collectively evaluated	$242,724	$15,764	$206,267	$67,824	$97,608	$27,631	$657,818

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Bank had $9.8 million and $7.7 million of non-accruing loans as of June 30, 2024 and December 31, 2023, respectively. Management determined that a specific reserve of approximately $1.0 million and $0.9 million was necessary as of June 30, 2024 and December 31, 2023, respectively. The amount of interest income that would have been recorded in 2024 and 2023 is not significant.

The following tables present a summary by loan class of past due and non-accrual loans as of June 30, 2024 and December 31, 2023 (dollars in thousands):

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
June 30, 2024
1-4 family residential	$4,245	$1,378	$4,255	$9,878	$247,441	$257,319	$—
Construction	643	—	—	643	25,655	26,298	—
Commercial real estate	—	—	148	148	228,310	228,458	—
SBA Paycheck Protection Program	—	—	—	—	418	418
Other commercial	179	149	745	1,073	79,757	80,830	—
Home equity	1,356	425	357	2,138	99,416	101,554	—
Other consumer	196	22	47	265	28,770	29,035	—
Total	$6,619	$1,974	$5,552	$14,145	$709,767	$723,912	$—

	June 30, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$3,812	$3,856	$7,668
Construction	—	—	—
Commercial real estate	—	148	148
SBA Paycheck Protection Program	—	—	—
Other commercial	462	503	965
Home equity	891	50	941
Other consumer	2	54	56
Total	$5,167	$4,611	$9,778

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2023
1-4 family residential	$1,820	$1,126	$2,858	$5,804	$243,093	$248,897	$—
Construction	—	—	—	—	15,764	15,764	—
Commercial real estate	—	—	—	—	206,267	206,267	—
SBA Paycheck Protection Program	41	—	—	41	525	566
Other commercial	648	79	1,007	1,734	67,319	69,053	—
Home equity	1,135	593	396	2,124	96,207	98,331	—
Other consumer	273	171	5	449	27,291	27,740	—
Total	$3,917	$1,969	$4,266	$10,152	$656,466	$666,618	$—

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$2,226	$3,108	$5,334
Construction	—	—	—
Commercial real estate	426	—	426
SBA Paycheck Protection Program	—	—	—
Other commercial	422	892	1,314
Home equity	561	—	561
Other consumer	9	21	30
Total	$3,644	$4,021	$7,665

There were no modifications made to borrowers experiencing financial difficulty in the six months ending June 30, 2024 and June 30, 2023. At June 30, 2024, there were 9 loans totaling $811 thousand with active short-term payment deferrals of principal, interest or both. At December 31, 2023, there were 10 loans totaling $858 thousand with active short-term payment deferrals of principal, interest or both.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

4.
Mortgage Servicing Rights

Information related to mortgage servicing rights as of June 30, 2024 and December 31, 2023 are summarized as follows:

	6 Months Ending	Year Ending
	June 30, 2024	December 31, 2023
Book value of mortgage servicing rights beginning of period	$2,231	$8,900
Additions from sale of loans	263	527
Book value removed from sale of servicing rights	(1,158)	(5,433)
Amortized to expense	(304)	(1,763)
Book value of mortgage servicing rights end of period	$1,032	$2,231

Fair value of mortgage servicing rights	$1,942	$6,934
Principal balance of mortgage loans serviced for others not reported as assets	$552,989	$986,192
Custodial escrows of serviced loans	$6,927	$8,794

5.
Deposits

Depositor account balances as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
Negotiable order of withdrawal (NOW)	$252,748	$268,379
Savings accounts	121,728	127,213
Money market	103,333	108,778
	477,809	504,370
Certificates of deposit	193,785	174,362
Wholesale and brokered certificates of deposit	99,029	90,556
	$770,623	$769,288

The weighted average interest rate on depositor accounts as of June 30, 2024 and December 31, 2023 was 1.50% and 1.23%, respectively.

Included in deposits are certificates of deposit in amounts greater than $250,000 totaling $40 million of account balance and approximately $1.7 million in annual interest expenses for June 30, 2024 and $23 million of account balance and approximately $891 thousand in annual interest expense for December 31, 2023. The scheduled maturities of all certificates of deposit at June 30, 2024 were as follows:

2024	$141,894
2025	105,495
2026	23,497
2027	15,579
2028	2,296
2029	4,053
Total	$292,814

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

6.
Other Borrowings

The Bank has a line of credit with the FHLB through which advances are drawn. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans and cash and investments held at FHLB. The unused portion of the line of credit as of June 30, 2024 and December 31, 2023 was approximately $299 million and $314 million, respectively. As of June 30, 2024, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2024	$51,500	5.57%
2025	42,000	3.97%
2026	5,000	0.98%
Total	$98,500	4.66%

As of December 31, 2023, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2024	$24,200	5.06%
2025	23,000	2.82%
2026	5,000	0.98%
Total	$52,200	3.68%

As of June 30, 2024 and December 31, 2023, the Bank had $120 million borrowed on the Federal Reserve’s special Bank Term Funding Program. The borrowing carries a fixed rate of 4.76%, matures January 16, 2025, and is prepayable at any time. Collateral for borrowings is the par value of investment securities.

7.
Capital Requirements and Other Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of June 30, 2024 and December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

As of the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, common equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category.

In 2014, the FDIC adopted final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5%; raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%; require a minimum ratio of Total capital to risk-weighted assets of 8.0%; and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the minimum regulatory capital requirements. This capital conservation buffer was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.

The phase-in period for the final rules began for the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule and fully phased-in January 1, 2019. The Bank's capital levels remain characterized as "well-capitalized" under the new rules.

The Bank’s actual capital amounts and ratios as of June 30, 2024 and December 31, 2023 are presented in the table below:

	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2024
Tier 1 leverage capital:	$166,382	14.52%	$45,836	4.00%	$57,296	5.00%

Common Equity Tier 1 risk-based capital:	$166,382	20.05%	$37,335	4.50%	$53,929	6.50%
Tier 1 risk-based capital:	$166,382	20.05%	$49,780	6.00%	$66,374	8.00%
Total risk-based capital:	$172,155	20.75%	$66,374	8.00%	$82,967	10.00%

December 31, 2023
Tier 1 leverage capital:	$166,340	14.80%	$45,180	4.00%	$56,476	5.00%

Common Equity Tier 1 risk-based capital:	$166,340	22.67%	$33,013	4.50%	$47,685	6.50%
Tier 1 risk-based capital:	$166,340	22.67%	$44,017	6.00%	$58,690	8.00%
Total risk-based capital:	$172,543	23.52%	$58,690	8.00%	$73,362	10.00%

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

8.
Commitments and Contingencies

The Bank is involved in various claims and legal proceedings. These cases are, in the opinion of management, ordinary, routine matters incidental to the normal business conducted by the Bank. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial position of the Bank.

The Bank’s financial statements do not reflect various outstanding commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. Commitments to extend credit, consisting primarily of commercial lines-of-credit, revolving credit lines and overdraft protection agreements, include exposure to credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. The Bank was not required to perform on any financial guarantees nor did it incur any losses on its commitments for the periods ended June 30, 2024 and December 31, 2023.

Commitments outstanding were as follows:

	June 30, 2024	December 31, 2023
Residential construction	$22,924	$14,368
Commercial construction	16,651	$9,972
Revolving lines of credit and other	169,409	158,861
	$208,984	$183,201

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. A reserve for unfunded commitments is recorded within other liabilities on the balance sheets, and the related provision is recorded in other general expenses on the statements of operations. The reserve for unfunded commitments was $120 thousand and $80 thousand at June 30, 2024 and December 31, 2023, respectively.

9.
Fair Value

The Bank determines the appropriate level in the fair value hierarchy for each fair value measurement. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The levels are as follows:

Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities, exchange-based derivatives, mutual funds and money market funds.

Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities,

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

non-exchanged-based derivatives, commingled investment funds not subject to purchase and sale restrictions and fair-value hedges.

Level 3—unobservable inputs, such as internally-developed pricing models for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based instruments with unique characteristics.

Fair Value of Assets Measured on a Recurring Basis

The following describes the valuation methodology used for the Bank’s financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-Sale Securities: Fair values of investment securities available for sale were primarily measured using information from a third-party pricing service. This pricing service provides pricing information by utilizing evaluated pricing models supported with market data information. Standard inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data from market research publications. If quoted prices were available in an active market, investment securities were classified as Level 1 measurements. If quoted prices were not available in an active market, fair values were estimated primarily by the use of pricing models. Level 2 investment securities were primarily comprised of mortgage-backed securities issued by government agencies and U.S. government-sponsored enterprises. Investment securities are classified within Level 3 when little or no market activity supports the fair value.

Mortgage Loans Held for Sale: The Bank originates mortgage loans that it intends to sell to the secondary market. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Bank classifies these valuations as Level 2 in the fair value disclosures.

Derivative Financial Instruments: The Bank enters into derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the balance sheets. Forward MBS trades are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Bank utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Bank enters into interest rate locks with prospective borrowers. These commitments are carried at fair value based on the fair value of underling mortgage loans which are based on observable market data. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs.

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. The Bank records loans considered collateral dependent at their fair value. A loan is considered collateral dependent if it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Collateral dependent loans are classified as Level 2 unless appraised value is either not

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

available, management has determined fair value of the collateral is further impaired below appraised value when the Bank is a seller of collateral, or there is no observable market price.

Other real estate owned are initially recorded at fair value less estimated costs to sell. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties available. The Bank classifies repossessed assets as Level 2 assets. The Bank’s impaired loans are included in note 3.

The carrying amounts and estimated fair values of financial instrument as of June 30, 2024 and December 31, 2023, were as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Cash and due from banks	$8,565	$8,565	$8,565	$—	$—
Interest-bearing cash equivalents	$50,850	$50,850	$50,850	$—	$—
Securities available for sale	$249,196	$249,196	$—	$249,196	$—
Loans held for sale	$34,891	$34,891	$—	$34,891	$—
Loans held for investment, net	$717,094	$683,839	$—	$—	$683,839
Derivative assets	$541	$541	$—	$541	$—
Mortgage servicing rights	$1,032	$1,942	$—	$1,942	$—
Accrued interest receivable	$5,820	$5,820	$—	$—	$5,820
Financial Liabilities:
Deposits	$770,623	$678,018	$—	$678,018	$—
Escrows	$9,479	$9,479	$9,479	$—	$—
Other borrowings	$218,500	$217,826	$—	$217,826	$—
Accrued interest payable	$3,327	$3,327	$—	$—	$3,327

December 31, 2023
Financial assets:
Cash and due from banks	$5,795	$5,795	$5,795	$—	$—
Interest-bearing cash equivalents	$81,313	$81,313	$81,313	$—	$—
Securities available for sale	$249,898	$249,898	$—	$249,898	$—
Loans held for sale	$22,576	$22,576	$—	$22,576	$—
Loans held for investment, net	$659,481	$661,600	$—	$—	$661,600
Derivative assets	$184	$184	$—	$184	$—
Mortgage servicing rights	$2,231	$6,934	$—	$6,934	$—
Accrued interest receivable	$5,506	$5,506	$—	$—	$5,506
Financial Liabilities:
Deposits	$769,288	$706,000	$—	$706,000	$—
Escrows	$11,774	$11,774	$11,774	$—	$—
Other borrowings	$172,200	$171,160	$—	$171,160	$—
Accrued interest payable	$524	$524	$—	$—	$524

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

10.
Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks, or “IRLs”) to be sold into the secondary market and forward commitments (“Forwards”) for the future delivery of residential mortgage bonds are considered derivatives. The Bank enters into Forwards for the future delivery of residential mortgage bonds when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge accounting relationships. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. The net change in fair market value of IRLs are recorded in other non-interest income. The net change in fair market value and the cost to close Forwards are recorded as hedging activity in non-interest expenses.

The net gains (losses) relating to these free-standing derivative instruments used for risk management are summarized below:

		For the six months ended June 30,
	Revenue Classification	2024	2023
IRLs	Gain (Loss) on sale of mortgage loans	$157	$429
Forwards	Hedging activity, net	131	5
Total		$288	$434

The following table reflects the amount and market value of mortgage banking derivatives included in the Balance Sheets:

	June 30, 2024		December 31, 2023
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
IRLs	$26,465	$638	$28,013	$481
Forwards	$39,500	$(97)	$23,500	$(297)
Total	$65,965	$541	$51,513	$184

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

11.
Segment Information

The Bank has two reportable segments: traditional banking and mortgage banking. Revenues from traditional banking operations consist primarily of interest earned on loans held for investment and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and mortgage loan origination fee income. Segment performance is primarily evaluated using operating revenue. Income taxes are allocated, and material indirect expenses are allocated by volume. Mortgage banking is an internal division of Fidelity Bank and not a separate legal entity. Information reported internally for performance assessment follows for the six months ended June 30, 2024 and June 30, 2023:

		Mortgage	Total
	Banking	Banking	Segments
June 30, 2024
Net Interest income	$20,179	$1,639	$21,818
Gain on sale of mortgage loans	—	6,766	6,766
Other revenue	2,245	2,963	5,208
Total operating revenue	$22,424	$11,368	$33,792
Salaries and employee benefits	$11,664	$8,806	$20,470
Mortgage servicing rights amortization	—	304	304
Hedging activity, net	—	(131)	(131)
Provision for credit losses and other expenses	9,814	3,280	13,094
Income tax expense (benefit)	174	(161)	13
Total expenses	$21,652	$12,098	$33,750
Segment profit (loss)	$772	$(730)	$42
Segment assets	$1,117,949	$53,580	$1,171,529

June 30, 2023
Net Interest income	$20,211	$2,094	$22,305
Gain on sale of mortgage loans	—	6,726	6,726
Other revenue	2,238	1,774	4,012
Total operating revenue	$22,449	$10,594	$33,043
Salaries and employee benefits	$10,345	$10,665	$21,010
Mortgage servicing rights amortization	—	1,059	1,059
Hedging activity, net	—	(5)	(5)
Other expenses	7,888	3,386	11,274
Income tax expense (benefit)	774	(960)	(186)
Total expenses	$19,007	$14,145	$33,152
Segment profit (loss)	$3,442	$(3,551)	$(109)
Segment assets	$1,019,178	$52,045	$1,071,223

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

12.
Subsequent Events

Management has evaluated subsequent events through the date that these unaudited financial statements were available to be issued, September 26, 2024 and determined that the following matter required additional disclosure. No other subsequent events occurring after this date have been evaluated for inclusion in these financial statements.

Due to continued stress in the secondary mortgage industry and continued losses in the mortgage banking division, management has implemented a reduction in workforce. Through September 26, 2024 approximately $1.4 million in annual payroll expenses were eliminated. This will result in approximately $260 thousand in one-time severance charges in the third quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis discusses information contained in our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the business and financial information regarding Fidelity Bank provided in this document, including the financial statements, which appear elsewhere in this document.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

After the completion of the conversion and stock offering, FB Bancorp will conduct its operations primarily through Fidelity Bank. Fidelity Bank’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans, commercial loans, home equity loans and lines of credit, consumer loans and construction loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises. We offer a variety of deposit accounts including negotiable orders of withdrawal, which we refer to as “NOW” throughout this document, savings accounts, money market accounts and certificate of deposit accounts. Fidelity Bank is subject to comprehensive regulation and examination by the Louisiana Office of Financial Institutions and the FDIC.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, gain on the resale of mortgage loans and mortgage servicing rights and other service charges and fees. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, advertising and marketing, amortization of mortgage servicing rights, and other expenses.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•

Continuing to seek to grow and diversify our loan portfolio prudently by increasing originations of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. We intend to continue to prudently increase our originations of commercial real estate and commercial loans in order to diversify our loan portfolio and increase yield. At June 30, 2024, commercial real estate loans amounted to $228.5 million, or 31.6% of total loans and commercial loans amounted to $80.8 million, or 11.2%, of total loans.

•

Continuing NOLA’s focus on originating residential mortgage loans at its current pace primarily for sale into the secondary market. NOLA originates all of our one-to four-family residential mortgage loans with the intent to sell such loans into the secondary market. During the year ended December 31, 2023, our NOLA division originated $464.0 million of one- to four-family residential mortgage loans, of which $366.9 million were sold into the secondary market for a gain on sale of approximately $12.5 million. During the six months ended June 30, 2024, our NOLA division originated $229.0 million of one-to four-family residential mortgage loans, of which $178.0 million were sold into the secondary market for a gain on sale of approximately $6.8 million. We intend to generally maintain NOLA’s current level of loan originations going forward, subject to customer demand and market interest rates.

•

Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At June 30, 2024, our non-performing loans totaled $9.8 million, or 1.35% of total loans.

•

Continuing to attract and retain customers in our current market areas and growing our low-cost “core” deposit base while expanding our offices and banking activity in the Baton Rouge and Lafayette, Louisiana markets.

We consider our core deposits to include NOW accounts, statement savings accounts, money market accounts, and other savings deposit accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $477.8 million, or 62.0% of total deposits, at June 30, 2024. We have expanded our deposit and lending activities into the Baton Rouge and Lafayette, Louisiana markets over the last several years, including the hiring of Market Area Presidents and lending teams and we anticipate that these efforts will continue.

•

Continuing to implement and invest in both our online banking infrastructure and our fully digital bank (“Andi”) in order to meet current customer needs as well as expand our customer base in existing and new markets. We are expanding our online banking infrastructure for consumer and commercial customers to meet existing and prospective customer expectations with digital deposit products, lending products and financial wellness products. We have also established a fully digital-only bank as a division of Fidelity Bank.

•

Remaining a community-oriented institution relying on high quality service to maintain and build a loyal local customer base. We have been operating continuously in southern Louisiana since 1908. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we hope to continue to build our banking business.

•

Continuing to grow through organic growth while also considering opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital we are raising in the stock offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market areas or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. The capital we are raising in the stock offering would help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

We expect these strategies to guide our investment of the net proceeds of the stock offering. We intend to continue to pursue these business strategies after the conversion and stock offering, subject to changes necessitated by future market conditions, regulatory restrictions and other factors.

Anticipated Increase in Non-interest Expense

Following the completion of the conversion and stock offering, our non-interest expense is expected to increase because of the increased costs associated with operating as a public company, including the expected hiring of additional accounting personnel, and the increased compensation expenses associated with the implementation of our employee stock ownership plan and the possible implementation of a stock-based benefit plan, if approved by our stockholders, no earlier than six months after the completion of the conversion and stock offering. See “Summary – Benefits to Management and Potential Dilution to Stockholders Resulting from the Conversion and Stock Offering;” “Risk Factors – Risks Related to the Stock Offering – Our stock-based benefit plans will increase our expenses and reduce our income;” and “Management – Executive Compensation.”

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period.

Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Provision for Credit Losses. On January 1, 2023, Fidelity Bank adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL throughout this document. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write down on available-for-sale debt securities that management does not intend to sell or believe that it is not, more than likely, required to sell.

Upon adoption of this new credit loss measurement standard, Fidelity Bank did not recognize a material change to its financial position or results of operations. No retroactive cumulative effect of accounting changes were recognized in this adoption.

Deferred Tax Assets. Income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50%. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Fair Value Measurements. Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

The following tables set forth selected historical financial and other data of Fidelity Bank for the periods and at the dates indicated. The information at June 30, 2024, and for the three months and six months ended June 30, 2024 and 2023, is not audited but, in the opinion of management, includes all adjustments necessary for a fair presentation. These adjustments are standard and recurring. The results of operations for the three months and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected or realized for the entire year. The information at December 31, 2023 is derived in part from, and should be read together with, the audited financial statements and related notes beginning at page F-1 of the definitive prospectus dated August 12, 2024 as filed with the Securities and Exchange Commission on August 22, 2024.

	June 30, 2024	December 31, 2023
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,171,529	$1,124,932
Total cash and cash equivalents	59,415	87,108
Securities available for sale	249,196	249,898
Loans held for sale, at fair value	34,891	22,576
Loans held for investment, net	717,094	659,481
Total deposits	770,623	769,288
Federal Home Loan Bank advances	98,500	52,200
Federal Reserve Bank Term Funding	120,000	120,000
Total equity	155,707	156,737

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$15,886	$13,154	$31,132	$25,090
Total interest expense	4,948	2,041	9,314	2,785
Net interest income	10,938	11,113	21,818	22,305
Provision (benefit) for credit losses	275	—	520	(376)
Net interest income after provision for credit losses	10,663	11,113	21,298	22,681
Total non-interest income	7,261	5,365	11,974	10,738
Total non-interest expense	16,832	16,993	33,217	33,714
Net income (loss) before income taxes	1,092	(515)	55	(295)
Income tax expense (benefit)	243	(177)	13	(186)
Net income (loss)	$849	$(338)	$42	$(109)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Performance Ratios:
Return on average assets (1)	0.08%	(0.03)%	0.01%	(0.01)%
Return on average equity (2)	0.55%	(0.22)%	0.03%	(0.07)%
Interest rate spread (3)	3.82%	4.55%	3.85%	4.74%
Net interest margin (4)	4.31%	4.84%	4.33%	4.96%
Non-interest income to average assets	0.64%	0.52%	1.07%	1.06%
Efficiency ratio (5)	92.49%	103.13%	98.30%	102.03%
Average interest-earning assets to average interest-bearing liabilities	124.87%	133.67%	125.58%	134.67%
Capital Ratios:
Total risk-based capital	20.75%	23.31%	20.75%	23.31%
Tier 1 risk-based capital	20.05%	22.50%	20.05%	22.50%
Common equity Tier 1 risk-based capital	20.05%	22.50%	20.05%	22.50%
Tier 1 leverage capital	14.52%	15.67%	14.52%	15.67%
Average equity to average assets	13.56%	15.14%	13.78%	15.25%
Asset Quality Ratios:
Allowance for credit losses to total loans (6)	0.80%	0.96%	0.80%	0.96%
Allowance for credit losses to non-performing loans	58.99%	129.71%	58.99%	129.71%
Net charge-offs to average outstanding loans	0.08%	0.08%	0.14%	0.17%
Non-performing loans to total loans	1.35%	0.74%	1.35%	0.74%
Non-performing loans to total assets	0.84%	0.43%	0.84%	0.43%
Total non-performing assets to total assets (6)	1.07%	0.49%	1.07%	0.49%
Other:
Number of offices	18	17	18	17
Number of full-time equivalent employees	368	392	368	392

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities. Includes loans held for sale.
(4)	Represents net interest income divided by average interest-earning assets. Includes loans held for sale.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Non-performing assets includes other real estate owned. Total loans only includes loans held for investment.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Total assets were $1.17 billion at June 30, 2024, an increase of $46.6 million, or 4.1%, from $1.12 billion at December 31, 2023. The increase was primarily due to an increase in other borrowings of $46.3 million and an increase in total deposits of $1.3 million. This increase in borrowings and deposits was used primarily to fund increases of $57.2 million in loans held for investment and

$12.3 million in loans held for sale, partially offset by a decrease of $27.7 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash levels decreased by $27.7 million, or 31.8%, to $59.4 million at June 30, 2024 from $87.1 million at December 31, 2023. The decrease was primarily the result of increases in loans held for sale and loans held for investment.

Available-for-Sale Investment Securities. Investment securities decreased $0.7 million, or 0.3%, to $249.2 million at June 30, 2024, from $249.9 million at December 31, 2023. Aggregate securities purchased totaled $12.4 million and aggregate securities sold totaled $6.3 million during the six months ended June 30, 2024, which were offset by calls, maturities, repayments and unrealized losses totaling $6.1 million in the aggregate.

Loans Held for Investment, Net. Loans held for investment, net, increased by $57.6 million, or 8.7%, to $717.1 million at June 30, 2024 from $659.5 million at December 31, 2023. During the six months ended June 30, 2024, loan originations (excluding loans held for sale) totaled $86.6 million, primarily due to the following: one- to four-family residential mortgage loans increased $11.6 million, or 4.5%, residential construction loans increased $10.5 million, or 66.8%, commercial real estate loans increased $16.9 million, or 9.3%, and home equity loans and lines of credit increased $3.0 million, or 3.0%.

Increases in loan balances reflect our strategy to grow the commercial real estate loan portfolio while continuing to focus on owner-occupied one- to four-family residential mortgage loans. We have expanded our lending activities into the Baton Rouge and Lafayette, Louisiana markets, including adding lending teams in these markets.

Deposits. Deposits increased by $1.3 million, or 0.2%, to $770.6 million at June 30, 2024 from $769.3 million at December 31, 2023. Core deposits (defined as all deposits other than certificates of deposit) decreased $26.6 million, or 5.3%, to $477.8 million at June 30, 2024 from $504.4 million at December 31, 2023. Certificates of deposit increased $27.9 million, or 10.5%, to $292.8 million at June 30, 2024 from $264.9 million at December 31, 2023. Our certificates of deposit included $99.0 million in wholesale and brokered certificates of deposit at June 30, 2024 and $90.6 million at December 31, 2023. Such deposits generally tend to be at higher yields than other types of deposits and generally do not represent direct customer relationships, but were utilized, in part, to fund loan growth.

Borrowings. Borrowings increased $46.3 million, or 26.9%, from $172.2 million at December 31, 2023 to $218.5 million at June 30, 2024. Borrowings were used to primarily fund the origination of loans (both held for investment and held for sale).

Total Equity. Total equity decreased $1.0 million, or 0.7%, to $155.7 million at June 30, 2024 from $156.7 million at December 31, 2023. The decrease resulted primarily from a $1.1 million increase in accumulated other comprehensive loss. Comprehensive loss is solely related to unrealized losses on securities available for sale.

Average Balances Sheets. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Average yields include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average balances are calculated using daily average balances.

	For the six months ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$38,531	$941	4.91%	$32,988	$631	3.86%
Securities	248,724	4,648	3.76%	263,729	4,607	3.52%
Loans	698,867	24,668	7.10%	584,553	19,180	6.62%
Loans held for sale	28,257	875	6.23%	26,322	672	5.15%
Total earning assets	1,014,379	31,132	6.17%	907,592	25,090	5.57%
Non-interest-earning assets:
Cash and cash equivalents	6,902			6,806
Fixed Assets	51,411			49,005
Allowance for credit losses	(6,151)			(6,597)
Other	54,977			54,607
Total non-interest-earning assets	107,139			103,821
Total Assets	$1,121,518			$1,011,413
Interest-bearing liabilities:
Interest-bearing demand deposits	$117,248	$107	0.18%	$137,142	$62	0.09%
Interest-bearing savings and money market deposits	230,785	816	0.71%	276,516	389	0.28%
Certificates of deposit	277,721	4,356	3.15%	203,450	1,521	1.51%
Total interest-bearing deposits	625,754	5,279	1.70%	617,108	1,972	0.64%
Interest-bearing borrowings	182,033	4,035	4.46%	56,818	813	2.88%
Total interest-bearing liabilities	807,787	9,314	2.32%	673,926	2,785	0.83%
Non-interest:
Demand deposits	145,865			174,568
Other liabilities	13,298			8,702
Total non-interest liabilities	159,163			183,270
Total Equity	154,568			154,217
Total liabilities and equity	$1,121,518			$1,011,413
Net interest income		$21,818			$22,305
Net interest-earning assets (1)	$206,592			$233,666
Net interest rate spread (2)			3.85%			4.74%
Net yield on interest-earning assets (3)			4.33%			4.96%
Average of interest-earning assets to interest-bearing liabilities	125.58%			134.67%
Average equity to assets	13.78%			15.25%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

	For the three months ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$30,873	$336	4.36%	$31,507	$317	4.03%
Securities	249,719	2,348	3.77%	263,773	2,294	3.49%
Loans	708,431	12,706	7.19%	597,160	10,143	6.81%
Loans held for sale	29,985	496	6.64%	27,640	400	5.81%
Total earning assets	1,019,008	15,886	6.25%	920,080	13,154	5.73%
Non-interest-earning assets:
Cash and cash equivalents	7,251			6,683
Fixed Assets	52,111			50,109
Allowance for credit losses	(6,152)			(6,323)
Other	56,248			55,674
Total non-interest-earning assets	109,458			106,143
Total Assets	$1,128,466			$1,026,223
Interest-bearing liabilities:
Interest-bearing demand deposits	$116,644	$63	0.22%	$136,394	$34	0.10%
Interest-bearing savings and money market deposits	228,145	446	0.78%	268,552	270	0.40%
Certificates of deposit	282,434	2,276	3.23%	218,493	1,114	2.05%
Total interest-bearing deposits	627,223	2,785	1.78%	623,439	1,418	0.91%
Interest-bearing borrowings	188,810	2,163	4.59%	64,872	623	3.85%
Total interest-bearing liabilities	816,033	4,948	2.43%	688,311	2,041	1.19%
Non-interest:
Demand deposits	144,591			172,845
Other liabilities	14,822			9,656
Total non-interest liabilities	159,413			182,501
Total Equity	153,020			155,411
Total liabilities and equity	$1,128,466			$1,026,223
Net interest income		$10,938			$11,113
Net interest-earning assets (1)	$202,975			$231,769
Net interest rate spread (2)			3.82%			4.55%
Net yield on interest-earning assets (3)			4.31%			4.84%
Average of interest-earning assets to interest-bearing liabilities	124.87%			133.67%
Average equity to assets	13.56%			15.14%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Six months ended June 30, 2024 vs. six months ended June 30, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$106	$204	$310
Securities	(262)	303	41
Loans	3,751	1,738	5,489
Loans held for sale	49	153	202
Total interest-earning assets	3,644	2,398	6,042
Interest-bearing liabilities:
Interest-bearing demand deposits	(9)	54	45
Interest-bearing savings and money market deposits	(64)	491	427
Certificates of deposit	555	2,280	2,835
Total interest-bearing deposits	482	2,825	3,307
Interest-bearing borrowings	1,791	1,431	3,222
Total interest-bearing liabilities	2,273	4,256	6,529
Net interest income	$1,371	$(1,858)	$(487)

	Three months ended June 30, 2024 vs. three months ended June 30, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(6)	$25	$19
Securities	(122)	176	54
Loans	1,890	673	2,563
Loans held for sale	34	62	96
Total interest-earning assets	1,796	936	2,732
Interest-bearing liabilities:
Interest-bearing demand deposits	(5)	35	30
Interest-bearing savings and money market deposits	(41)	217	176
Certificates of deposit	326	836	1,162
Total interest-bearing deposits	280	1,088	1,368
Interest-bearing borrowings	1,191	348	1,539
Total interest-bearing liabilities	1,471	1,436	2,907
Net interest income	$325	$(500)	$(175)

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General. Net income of $849,000 was recorded for the three months ended June 30, 2024, compared to a net loss of $338,000 for the three months ended June 30, 2023. The increase in net income was primarily due to an increase in total non-interest income of $1.9 million and a decrease of total non-interest expenses of $161,000, which were partially offset by a decrease in net interest income after provision for credit losses of $450,000. An increase in provision for credit losses of $275,000 was recorded due to loan growth and increases in nonperforming loans as discussed below.

Interest Income. Interest income increased $2.7 million, or 20.8%, to $15.9 million for the three months ended June 30, 2024, compared to $13.2 million for the three months ended June 30, 2023. This increase was primarily attributable to a $2.7 million, or 25.2%, increase in interest and fees on loans, both held for investment and held for sale.

The average balance of loans held for investment during the three months ended June 30, 2024 increased by $111.2 million, or 18.6%, while the average yield on these loans increased to 7.19% for the three months ended June 30, 2024 from 6.81% for the three months ended June 30, 2023. The increase in average yield on loans was due to both the increasing interest rate environment as well as growth in our loan portfolio, particularly the commercial and residential construction portfolios.

The average balance of loans held for sale during the three months ended June 30, 2024 increased by $2.4 million, or 8.7%, while the average yield on these loans increased to 6.64% for the three months ended June 30, 2024 from 5.81% for the three months ended June 30, 2023.

The average balance of investment securities decreased by $14.1 million, or 5.3%, to $249.7 million for the three months ended June 30, 2024 from $263.8 million for the three months ended June 30, 2023, while the average yield on investment securities increased to 3.77% for the three months ended June 30, 2024 from 3.49% for the three months ended June 30, 2023. The increase in the average yield on securities was due primarily to increasing bond yields throughout 2023.

Interest Expense. Total interest expense increased $2.9 million, or 142.4%, to $4.9 million for the three months ended June 30, 2024, from $2.0 million for the three months ended June 30, 2023. The increase was due to both an increase in balances and in the average costs of interest-bearing deposits and other borrowings. Average interest-bearing deposits increased $3.8 million, or 0.6%, to $627.2 million for the three months ended June 30, 2024 compared to $623.4 million for the three months ended June 30, 2023. The average cost of interest-bearing deposits was 1.78% for the three months ended June 30, 2024 compared to 0.91% for the three months ended June 30, 2023. Average borrowings increased $123.9 million, or 190.9%, to $188.8 million for the three months ended June 30, 2024 compared to $64.9 million for the three months ended June 30, 2023. The average cost of borrowings was 4.59% for the three months ended June 30, 2024 compared to 3.85% for the three months ended June 30, 2023. The increase in interest costs for both deposits and borrowings over the last year were due to major increases in market interest rates in 2023.

Net Interest Income. Net interest income decreased $175,000, or 1.6%, to $10.9 million for the three months ended June 30, 2024, compared to $11.1 million for the three months ended June 30, 2023. The decrease reflected a 73 basis point decrease in the average interest rate spread to 3.82% for the three months ended June 30, 2024, from 4.55% for the three months ended June 30, 2023. The net interest margin decreased by 53 basis points to 4.31% for the three months ended June 30, 2024 from 4.84% for the three months ended June 30, 2023.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $275,000 provision for credit losses at June 30, 2024 compared to no provision at June 30, 2023. The increase in the provision for credit losses was due primarily to loan growth during 2023 and 2024 and increases in nonperforming loans.

Total non-performing loans were $9.8 million at June 30, 2024, compared to $4.6 million at June 30, 2023. Classified loans totaled $14.2 million at June 30, 2024, compared to $14.9 million at June 30, 2023, and total loans past due greater than 30 days were $14.1 million and $11.1 million at those respective dates. Special mention loans were $5.3 million at June 30, 2024 compared to $1.6 million at June 30, 2023. As a percentage of non-performing loans, the allowance for credit losses was 59.0% at June 30, 2024 compared to 129.7% at June 30, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at June 30, 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact Fidelity Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $7.3 million for the three months ended June 30, 2024, an increase of $1.9 million, or 35.3%, from $5.4 million for the three months ended June 30, 2023. The increase was primarily due to the May 2024 sale of approximately $370 million of secondary market mortgage loans serviced for others and a corresponding gain on sale of $2.3 million. Mortgage servicing revenue declined by $512,000 to $336,000 for the three months ended June 30, 2024 from $848,000 for the three months ended June 30, 2023 due to a large sale of secondary market mortgage loans serviced for others in September 2023 along with the 2024 sale previously mentioned. Gain on sale of available for sale securities increased by $219,000 for the three months ended June 30, 2024 compared to no gains in the same period for 2023.

Non-interest Expense. Non-interest expense decreased $161,000, or 0.9%, to $16.8 million for the three months ended June 30, 2024, compared to $17.0 million for the three months ended June 30, 2023. Amortization expense related to the book value of mortgage servicing rights decreased by $388,000, or 72.8%, for the three months ended June 30, 2024 compared to the same period in 2023 due to a large sale of secondary market mortgage loans serviced for others in September of 2023 and May of 2024. Salaries and employee benefits expense decreased by $480,000, or 4.4%, for the three months ended June 30, 2024 compared to the same period in 2023 due to a reduction of approximately 24 employees, a 6.1% reduction in total employment. The reductions mostly came from the mortgage banking division of Fidelity Bank. The improvements in amortization of mortgage servicing rights, and salaries were partially offset by an increase in data processing expenses of $202,000, or 17.9%, and an increase in advertising and marketing expense of $210,000, or 43.7%, for the three months ended June 30, 2024, compared to the same period in 2023. These expense increases were due to expansions in digital banking services.

Provision (Benefit) for Income Taxes. The provision for income taxes increased by $420,000 to an expense of $243,000 for the three months ended June 30, 2024, compared to a benefit of $177,000 for the three months ended June 30, 2023. The increase in the income tax provision was primarily due to the increase in pre-tax income for the three months ended June 30, 2024.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General. Net income of $42,000 was recorded for the six months ended June 30, 2024, compared to a net loss of $109,000 for the six months ended June 30, 2023. The increase in net income was primarily due to an increase in total non-interest income of $1.2 million, combined with a decrease in total non-interest expenses of $0.5 million, which were partially offset by a decrease in net interest income after provision for credit losses of $1.4 million. An increase in provision for credit losses of $0.9 million was recorded due to loan growth and increases in nonperforming loans.

Interest Income. Interest income increased $6.0 million, or 24.1%, to $31.1 million for the six months ended June 30, 2024, compared to $25.1 million for the six months ended June 30, 2023. This increase was primarily attributable to a $5.7 million, or 28.7%, increase in interest and fees on loans, both held for investment and held for sale.

The average balance of loans held for investment during the six months ended June 30, 2024 increased by $114.3 million, or 19.6%, while the average yield on these loans increased to 7.10% for the six months ended June 30, 2024 from 6.62% for the six months ended June 30, 2023. The increase in average yield on loans was due to both the increasing interest rate environment as well as growth in our loan portfolio, particularly the commercial and residential construction portfolios.

The average balance of loans held for sale during the six months ended June 30, 2024 increased by $2.0 million, or 7.6%, while the average yield on these loans increased to 6.23% for the six months ended June 30, 2024 from 5.15% for the six months ended June 30, 2023.

The average balance of investment securities decreased by $15.0 million, or 5.7%, to $248.7 million for the six months ended June 30, 2024 from $263.7 million for the six months ended June 30, 2023, while the average yield on investment securities increased to 3.76% for the six months ended June 30, 2024 from 3.52% for the six months ended June 30, 2023. The increase in the average yield on securities was due primarily to increasing bond yields throughout 2023.

Interest Expense. Total interest expense increased $6.5 million, or 234.4%, to $9.3 million for the six months ended June 30, 2024, from $2.8 million for the six months ended June 30, 2023. The increase was primarily due to increases in both balances and average costs of interest-bearing deposits and other borrowings. Average interest-bearing deposits increased $8.7 million, or 1.4%, to $625.8 million for the six months ended June 30, 2024 compared to $617.1 million for the six months ended June 30, 2023. The average cost of interest-bearing deposits was 1.70% for the six months ended June 30, 2024 compared to 0.64% for the six months ended June 30, 2023. Average borrowings increased $125.2 million, or 220.4%, to $182.0 million for the six months ended June 30, 2024 compared to $56.8 million for the six months ended June 30, 2023. The average cost of borrowings was 4.46% for the six months ended June 30, 2024 compared to 2.88% for the six months ended June 30, 2023. The increase in interest costs for both deposits and borrowings over the last year were due to major increases in market interest rates in 2023.

Net Interest Income. Net interest income decreased $0.5 million, or 2.2%, to $21.8 million for the six months ended June 30, 2024, compared to $22.3 million for the six months ended June 30, 2023. The decrease reflected a 89 basis point decrease in the average interest rate spread to 3.85% for the six months ended June 30, 2024, from 4.74% for the six months ended June 30, 2023. The net interest margin decreased 63 basis points to 4.33% for the six months ended June 30, 2024 from 4.96% for the six months ended June 30, 2023.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $520,000 provision for credit losses for the six months ended June 30, 2024 compared to a benefit for credit losses of $376,000 for the six months ended June 30, 2023. The increase in the provision for credit losses was due primarily to loan growth during 2023 and 2024 and increases in nonperforming loans. The benefit for credit losses in 2023 was due, in part, to improved macroeconomic factors in calendar year 2023 compared to 2022. The allowance for credit losses was $5.8 million and $5.9 million at June 30, 2024 and June 30, 2023, respectively, and represented 0.80% of total loans at June 30, 2024 and 0.96% of total loans at June 30, 2023.

Total non-performing loans were $9.8 million at June 30, 2024, compared to $4.6 million at June 30, 2023. Classified loans totaled $14.2 million at June 30, 2024, compared to $14.9 million at June 30, 2023, and total loans past due greater than 30 days were $15.3 million and $11.1 million at those respective dates. Special mention loans were $5.3 million at June 30, 2024 compared to $1.6 million at June 30, 2023. As a percentage of non-performing loans, the allowance for credit losses was 59.0% at June 30, 2024 compared to 129.7% at June 30, 2023.

Non-interest Income. Non-interest income totaled $12.0 million for the six months ended June 30, 2024, an increase of $1.2 million, or 11.5%, from $10.7 million for the six months ended June 30, 2023. The increase was primarily due to the May 2024 sale of approximately $370 million of secondary market mortgage loans serviced for others and a corresponding gain on sale of $2.3 million. Mortgage servicing revenue declined by $1.0 million from $1.7 million for the six months ended June 30, 2023 to $0.7 million for the six months ended June 30, 2024 due to a large sale of secondary market mortgage loans serviced for others in September 2023 along with the 2024 sale noted above. Gain on sale of available for sale securities increased by $105,000 for the six months ended June 30, 2024 compared to the same period in 2023. The net gain on security sales was $308,000 for the six months ended June 30, 2024 compared to a $203,000 gain for the same period in 2023.

Non-interest Expense. Non-interest expense decreased $0.5 million, or 1.5%, to $33.2 million for the six months ended June 30, 2024, compared to $33.7 million for the six months ended June 30, 2023. Hedging utilized to offset risk in interest rate fluctuations in the origination of secondary market mortgage loans improved by $126,000 for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to reduced rate volatility in the mortgage market in 2024 compared to the same period in 2023. Hedging activity experienced a net gain of $131,000 for the six months ended June 30, 2024 compared to a net gain of $5,000 for the same period ended in 2023. Amortization expense related to the book value of mortgage servicing rights decreased by $755,000, or 71.3%, for the six months ended June 30, 2024 compared to the same period in 2023 due to the sales of secondary market mortgage loans serviced for others in September of 2023 and May of 2024. Salaries and employee benefits expense decreased by $540,000, or 2.6%, for the six months ended June 30, 2024 compared to the same period in 2023 due to a reduction of approximately 24 employees, a 6.1% reduction in total employment. The reductions mostly came from the mortgage banking division of Fidelity Bank. The improvements in hedging, amortization of mortgage servicing rights, and salaries were partially offset by an increase in data processing expenses of $472,000, or 21.2%, and an increase in advertising and marketing expense of $374,000, or 43.8%, for the six months ended June 30, 2024 compared to the same period in 2023. These expense increases were due to expansions in digital banking services.

Provision (Benefit) for Income Taxes. The provision for income taxes increased by $199,000 to an expense of $13,000 for the six months ended June 30, 2024, compared to a benefit of $186,000 for the six months ended June 30, 2023. The increase in the income tax provision was primarily due to the increase in pre-tax income for the six months ended June 30, 2024.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. The Bank has Asset Liability Committees at both the management and the board levels, with one board member having observational status at the management-level committee to ensure continuity. The management-level committee is comprised of senior level officers. The Board’s Asset Liability Committee receives reports from management at each of its meetings and reviews the minutes of the management-level committee. The Board’s Asset Liability Committee establishes the policies and guidelines for managing the Bank’s interest rate risk. All directors participate in discussions during the regular board meetings evaluating the interest rate risk inherent in our assets and liabilities, and the level of risk that is appropriate. These discussions take into consideration our business strategy, operating environment, capital, liquidity and performance objectives consistent with the policy and guidelines approved by them.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

•	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;

•	hedging our interest rate risk on residential mortgage loans held for sale through the use of forward commitments;

•	maintaining a high level of liquidity;

•	growing our volume of core deposit accounts;

•	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio; and

•	continuing to diversify our loan portfolio by adding more commercial-related loans, which typically have shorter maturities and/or balloon payments.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100 or 200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, at June 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

June 30, 2024
				EVE as a Percentage of Present Value Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
(Dollars in thousands)
400	$154,449	$(70,245)	(32.26)%	12.90%	(587)
300	175,371	(49,323)	(21.95)%	14.65%	(412)
200	193,810	(30,884)	(13.74)%	16.19%	(258)
100	211,405	(13,289)	(5.91)%	17.66%	(111)
-	224,694	-	—%	18.77%	-
(100)	235,925	11,231	5.00%	19.71%	94
(200)	243,122	18,428	8.20%	20.31%	154

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2024, we would have experienced a 13.74% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.2% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated increases (decreases) in the percentage of change in EVE in the table above are within the Board of Directors’ guidelines, with the exception of the estimated effect of a 400 basis point increase in interest rate, for which the Board of Directors granted an exception in anticipation of decreasing market interest rates beginning in late 2024.

Change in Net Interest Income. The following table sets forth, at June 30, 2024, the calculation of the estimated changes in our net interest income, referred to as “NII” throughout this document, that would result from the designated immediate changes in the United States Treasury yield curve.

June 30, 2024
Change in Interest Rates (basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$36,915	(18.29)%
+300	39,508	(11.97)%
+200	41,650	(6.75)%
+100	43,306	(2.79)%
Level	44,421	—%
(100)	44,784	0.88%
(200)	44,745	0.79%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2024, we would have experienced a 6.75% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.88% increase in NII in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated decreases in the percentage of change in the net interest income in the table above are within the Board of Directors’ guidelines, with the exception of the estimated effect of a 400 basis point increase in interest rate, for which the Board of Directors granted an exception in anticipation of decreasing market interest rates beginning in late 2024.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE and NII tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE and NII tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII and will differ from actual results.

EVE and net interest NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities and sales of mortgage loans. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and the Federal Reserve Board’s Bank Term Funding Program. At June 30, 2024, we had $120.0 million in borrowings with the Federal Reserve Bank under the Bank Term Funding Program and $98.5 million of outstanding borrowings from the Federal Home Loan Bank of Dallas. At June 30, 2024, we had the capacity to borrow an additional $298.7 million from the Federal Home Loan Bank of Dallas and an additional $47.1 million from the Federal Reserve Board discount window.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments and sales are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For further information, see the statements of cash flows contained in the financial statements appearing elsewhere in this document.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of our maturing time deposits will be retained.

At June 30, 2024, Fidelity Bank’s Tier 1 leverage capital was $166.4 million, or 14.5% of adjusted assets. Accordingly, it was categorized as well-capitalized at June 30, 2024. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 7 to the notes to financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements. At June 30, 2024, we had $209.0 million of outstanding commitments to originate loans, which included $169.4 million in revolving lines of credit, $22.9 million in residential construction loans and $16.7 million in commercial construction loans and lines of credit. At June 30, 2024, none of our revolving lines of credit related to commercial real estate loans. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2024 totaled $226.3 million at June 30, 2024. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements elsewhere in this document.

Impact of Inflation and Changing Prices

The financial statements and related data presented in this document have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of FB Bancorp, Inc. (1)

3.2	Bylaws of FB Bancorp, Inc. (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB BANCORP, INC.

Date: September 26, 2024	/s/ Christopher Ferris
Christopher Ferris
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: September 26, 2024	/s/ Todd Wanner
Todd Wanner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer