Form 10-Q
period 2024-09-30
FB Bancorp, Inc. /MD/
filed 2024-11-14
CIK 2013639

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common	FBLA	Nasdaq

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

19,837,500 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 12, 2024.

FB Bancorp, Inc.

Form 10-Q

Index

EXPLANATORY NOTE

FB Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 29, 2024, to serve as the bank holding company for Fidelity Bank (“Fidelity” or the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization. As of September 30, 2024, the conversion had not yet been consummated and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the financial statements, related notes, and other financial information included in this report relate primarily to the Bank.

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

Item 1. Financial Statements

FIDELITY BANK

BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,654	$5,795
Interest-bearing deposits at other financial institutions	285,890	81,313
Total cash and cash equivalents	293,544	87,108

Securities available for sale, at fair value (amortized cost of $256,444 and $269,378, respectively)	244,031	249,898
Derivative assets	328	184
Loans held for sale, at fair value	36,551	22,576
Loans held for investment	730,295	665,684
Less: allowance for credit losses	(5,824)	(6,203)
Loans held for investment, net	724,471	659,481
Federal Home Loan Bank stock, at cost	4,288	4,106
Bank owned life insurance	14,897	14,640
Accrued interest receivable	5,515	5,506
Premises and equipment, net	53,032	51,455
Other real estate owned	2,362	815
Goodwill	5,786	5,786
Mortgage servicing rights	1,062	2,231
Prepaid expenses	3,681	2,518
Other assets	18,132	18,628

Total assets	$1,407,680	$1,124,932

LIABILITIES AND EQUITY
Deposits:
Non-interest bearing	$384,110	$142,032
Interest bearing	621,926	627,256
Total deposits	1,006,036	769,288

Advances by borrowers for taxes and insurance	7,229	11,774
Other borrowings	214,000	172,200
Accrued interest payable	4,701	524
Other liabilities	14,247	14,409
Total liabilities	1,246,213	968,195

Equity:
Retained earnings	171,273	172,126
Accumulated other comprehensive income (loss)	(9,806)	(15,389)
Total equity	161,467	156,737

Total liabilities and equity	$1,407,680	$1,124,932

The accompanying notes are an integral part of these unaudited financial statements.

FIDELITY BANK

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Interest and dividend income
Interest and fees on loans	$13,910	$11,525	$39,453	$31,377
Interest and dividends on investment securities	2,265	2,291	6,912	6,897
Interest on deposits in other banks	734	404	1,676	1,036
Total interest and dividend income	16,909	14,220	48,041	39,310

Interest expense
Deposits	3,031	2,286	8,311	4,259
Borrowed funds	2,455	1,095	6,489	1,907
Total interest expense	5,486	3,381	14,800	6,166

Net interest income	11,423	10,839	33,241	33,144
Provision (benefit) for credit losses	300	725	820	349
Net interest income after provision (benefit) for credit losses	11,123	10,114	32,421	32,795

Non-interest income
Service charges and fee income from deposit accounts	700	757	2,221	2,431
Gain on sales of mortgage loans	3,939	3,206	10,706	9,932
Gain (loss) on sales and disposal of assets	117	—	117	(1)
Gain (loss) on sales of available for sale securities	(24)	—	285	203
Gain on sales of mortgage servicing rights	334	4,738	2,584	4,738
Other non-interest income	306	1,068	1,434	3,205
Total non-interest income	5,372	9,769	17,347	20,508

Non-interest expenses
Salaries and employee benefits	10,745	10,610	31,215	31,619
Occupancy and equipment	2,027	2,018	6,105	6,040
Directors’ fees	162	205	466	600
Data processing	1,215	1,245	3,915	3,472
Advertising and marketing	404	433	1,632	1,287
Mortgage servicing rights amortization	94	515	397	1,574
Hedging activity, net	712	(364)	581	(369)
Other general and administrative	2,278	2,267	6,544	6,421
Total non-interest expenses	17,637	16,929	50,855	50,644

Net income (loss) before income taxes	(1,142)	2,954	(1,087)	2,659
Income tax expense (benefit)	(247)	545	(234)	359

Net income (loss)	$(895)	$2,409	$(853)	$2,300

The accompanying notes are an integral part of these unaudited financial statements.

FIDELITY BANK

STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Net income (loss)	$(895)	$2,409	$(853)	$2,300
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	8,400	(5,668)	7,352	(5,222)
Reclassification adjustment for (gains) losses realized on securities available for sale	24	—	(285)	(203)
Net unrealized gains (losses)	8,424	(5,668)	7,067	(5,425)
Tax effect	(1,769)	1,190	(1,484)	1,139
Total other comprehensive income (loss)	6,655	(4,478)	5,583	(4,286)

Total comprehensive income (loss)	$5,760	$(2,069)	$4,730	$(1,986)

The accompanying notes are an integral part of these unaudited financial statements.

FIDELITY BANK

STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Equity
	(dollars in thousands)
Balance at December 31, 2022	$171,008	$(18,989)	$152,019

Comprehensive income (loss):
Net income (loss)	229	—	229
Other comprehensive income (loss), net of tax	—	4,534	4,534
Total comprehensive income (loss)			4,763

Balance at March 31, 2023	$171,237	$(14,455)	$156,782

Comprehensive income (loss):
Net income (loss)	(338)	—	(338)
Other comprehensive income (loss), net of tax	—	(4,342)	(4,342)
Total comprehensive income (loss)			(4,680)

Balance at June 30, 2023	$170,899	$(18,797)	$152,102

Comprehensive income (loss):
Net income (loss)	2,409	—	2,409
Other comprehensive income (loss), net of tax	—	(4,478)	(4,478)
Total comprehensive income (loss)			(2,069)

Balance at September 30, 2023	$173,308	$(23,275)	$150,033

Balance at December 31, 2023	$172,126	$(15,389)	$156,737

Comprehensive income (loss):
Net income (loss)	(807)	—	(807)
Other comprehensive income (loss), net of tax	—	(2,566)	(2,566)
Total comprehensive income (loss)			(3,373)

Balance at March 31, 2024	$171,319	$(17,955)	$153,364

Comprehensive income (loss):
Net income (loss)	849	—	849
Other comprehensive income (loss), net of tax	—	1,494	1,494
Total comprehensive income (loss)			2,343

Balance at June 30, 2024	$172,168	$(16,461)	$155,707

Comprehensive income (loss):
Net income (loss)	(895)	—	(895)
Other comprehensive income (loss), net of tax	—	6,655	6,655
Total comprehensive income (loss)			5,760

Balance at September 30, 2024	$171,273	$(9,806)	$161,467

The accompanying notes are an integral part of these unaudited financial statements.

FIDELITY BANK

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2024	2023
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(853)	$2,300
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,899	1,738
(Gain) loss on sales and disposal of assets	(117)	1
Net (accretion) amortization on securities	(584)	(497)
Provision (benefit) for credit losses	820	349
Increase in cash surrender value of life insurance	(257)	(222)
Amortization of mortgage servicing rights	397	1,574
Federal Home Loan Bank stock dividends	(182)	(102)
Net gain on sales of available for sale securities	(285)	(203)
Net gain on sales of mortgage servicing rights	(2,584)	(4,738)
Deferred income taxes (benefit)	(101)	(544)
Net (increase) decrease in derivative instruments	(144)	(391)
Changes in other operating assets and liabilities	1,118	265
Loans held for sale:
Originations	(286,563)	(305,830)
Proceeds from sale	283,877	301,254
Gain on sale of loans, net	(10,706)	(9,932)
Net change in fair value	(583)	(73)

Net cash provided by (used in) operating activities	(14,848)	(15,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(16,963)	(11,341)
Proceeds from maturities, prepayments, and sales of securities available for sale	30,766	25,486
Proceeds from sale of mortgage servicing rights	4,194	10,000
Purchase of FHLB stock	—	(1,387)
(Increase) decrease in loans held for investment, net	(67,838)	(89,469)
Purchases of premises and equipment	(3,476)	(5,786)
Proceeds from sale of other real estate owned	598	114

Net cash provided by (used in) investing activities	(52,719)	(72,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(17,324)	1,815
Net change in other borrowings	41,800	90,100
Net change in advances by borrowers for taxes and insurance	(4,545)	5,840
Tentative proceeds from stock conversion held in escrow	254,072	—

Net cash provided by (used in) financing activities	274,003	97,755

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	206,436	10,321
Cash and cash equivalents at beginning of period	87,108	60,737
Cash and cash equivalents at end of period	$293,544	$71,058

Supplemental Disclosures For Cash Flow Information:
Cash paid for interest on deposits and borrowings	$10,623	$5,941
Cash paid for income taxes	$1,244	$—
Loans transferred to other real estate owned	$2,028	$791

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

Recent Accounting Pronouncements

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items. The Bank has two reportable segment, all the disclosures required by this update are required. Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually. The goal of these disclosures is to enable investors to develop more informed financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this update should be applied retrospectively to all previous periods presented. The Bank does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Any changes in presentation did not have a material impact on the Bank’s financial condition or results of operations.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

2.
Investment Securities

The tables below show the amortized cost and fair value, by type, of the Bank’s available for sale debt securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for sale:
U.S. government sponsored agencies	$141,411	$371	$7,140	$134,642
Mortgage-backed securities: residential	83,827	123	5,187	78,763
Corporate bonds	31,174	80	660	30,594
Small Business Administration	32	—	—	32
Total available for sale	$256,444	$574	$12,987	$244,031

	December 31, 2023
Available for sale:
U.S. government sponsored agencies	$146,112	$175	$10,760	$135,527
Mortgage-backed securities: residential	85,902	52	7,159	78,795
Corporate bonds	37,298	—	1,787	35,511
Small Business Administration	66	—	1	65
Total available for sale	$269,378	$227	$19,707	$249,898

As of September 30, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of Bank equity.

The Bank evaluates securities for impairment when there has been a decline in fair value below the amortized cost basis at least quarterly. Accordingly, management is able to effectively measure and monitor the unrealized loss position on these securities and because the Bank does not intend to sell the securities and it is not more-likely-than-not that the Bank will be required to sell the investments before recovery of their amortized cost basis, the Bank determined no allowance for credit loss was required as of September 30, 2024 or December 31, 2023.

Accrued interest receivable on investment securities totaled $1.5 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the balance sheets.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of securities with gross unrealized losses at September 30, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2024
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$—	$—	$122,400	$7,140	$7,140
Mortgage-backed securities and small business administration	6,371	3	60,391	5,184	5,187
Corporate bonds	—	—	22,963	660	660
Total available for sale	$6,371	$3	$205,754	$12,984	$12,987

	December 31, 2023
Available for sale:
U.S. government sponsored agencies	$5,491	$9	$126,532	$10,751	$10,760
Mortgage-backed securities and small business administration	10,241	98	64,263	7,062	7,160
Corporate bonds	2,507	88	33,004	1,699	1,787
Total available for sale	$18,239	$195	$223,799	$19,512	$19,707

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at September 30, 2024 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Within one year or less	$26,722	$26,140
One through five years	107,828	103,799
After five through ten years	88,248	84,457
Over ten years	33,646	29,635
Total	$256,444	$244,031

At September 30, 2024 and December 31, 2023, approximately $155 million and $170 million of investments were pledged to secure various deposits or borrowings, respectively.

Additional information related to fair value of investment securities is provided in note 9.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

3.
Loans Held for Investment

The components of loans were as follows at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Residential mortgage loans (1-4 family):
Fixed	$97,307	$94,267
Variable	158,672	154,630
Construction	29,005	15,764
Total residential mortgage loans	284,984	264,661
Commercial loans
Real estate	230,219	206,267
SBA Paycheck Protection Program	395	566
Other	82,154	69,053
Total commerical loans	312,768	275,886
Consumer loans:
Home equity	105,771	98,331
Other consumer	27,835	27,740
Total consumer loans	133,606	126,071
Total loans held for investment	731,358	666,618
Less:
Undisbursed portion of mortgage loans	(168)	(118)
Net deferred loan costs (fees)	(895)	(816)
Allowance for credit losses	(5,824)	(6,203)
Total loans held for investment, net	$724,471	$659,481

Accrued interest receivable on loans held for investment totaled $3.9 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively, and was reported in accrued interest receivable on the balance sheets.

The Bank has an established methodology to help calculate the Allowance for Credit Losses (“ACL”) that assesses the risks and losses inherent in the Bank’s loan portfolio. For purposes of determining the ACL, the Bank segments certain loans in its portfolio by product type. The Bank’s loans are segmented into the following pools: residential mortgage loans, commercial real estate loans, other commercial loans, home equity, and consumer loans. The Bank also sub-segments these segments into classes based on the associated risks within those segments. Residential mortgage loans are divided into the following classes: fixed, variable and construction. Each class of loans requires significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment. The Bank uses an internally developed model in this process. Management uses judgment in establishing additional input metrics for the modeling processes.

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

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Bank's recorded investment in loans by credit quality indicators by year of origin as of September 30, 2024 and gross charge-offs for the nine months ended September 30, 2024.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

	Term Loans
1-4 Family Residential	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
Pass	$12,999	$62,744	$68,516	$31,650	$21,852	$49,706	$—	$247,467
Special Mention	—	—	259	—	—	34	—	293
Substandard	—	2,507	2,433	1,134	140	2,005	—	8,219
Doubtful	—	—	—	—	—	—	—	—
Total	$12,999	$65,251	$71,208	$32,784	$21,992	$51,745	$—	$255,979

Residential Construction	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$15,082	$13,923	$—	$—	$—	$—	$—	$29,005
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$15,082	$13,923	$—	$—	$—	$—	$—	$29,005

Commercial Real Estate	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$35,710	$46,151	$38,709	$11,404	$17,372	$67,608	$13,117	$230,071
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	148	—	148
Doubtful	—	—	—	—	—	—	—	—
Total	$35,710	$46,151	$38,709	$11,404	$17,372	$67,756	$13,117	$230,219

Commercial	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$28,677	$4,483	$6,444	$8,280	$5,179	$4,142	$20,327	$77,532
Special Mention	—	—	1,424	—	—	1,433	141	2,998
Substandard	—	394	302	—	716	—	454	1,866
Doubtful	—	—	—	—	—	—	153	153
Total	$28,677	$4,877	$8,170	$8,280	$5,895	$5,575	$21,075	$82,549

Home Equity	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$4,012	$7,797	$1,694	$77	$64	$1,088	$88,876	$103,608
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	48	—	—	12	2,103	2,163
Doubtful	—	—	—	—	—	—	—	—
Total	$4,012	$7,797	$1,742	$77	$64	$1,100	$90,979	$105,771

Other Consumer	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$9,318	$10,943	$3,930	$1,483	$596	$14	$1,194	$27,478
Special Mention	190	25	—	—	—	—	—	215
Substandard	—	41	11	15	—	1	—	68
Doubtful	74	—	—	—	—	—	—	74
Total	$9,582	$11,009	$3,941	$1,498	$596	$15	$1,194	$27,835

All Loans	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$105,798	$146,041	$119,293	$52,894	$45,063	$122,558	$123,514	$715,161
Special Mention	190	25	1,683	—	—	1,467	141	3,506
Substandard	—	2,942	2,794	1,149	856	2,166	2,557	12,464
Doubtful	74	—	—	—	—	—	153	227
Total Loans	$106,062	$149,008	$123,770	$54,043	$45,919	$126,191	$126,365	$731,358
Gross charge-offs	$—	$36	$313	$45	$231	$178	$562	$1,365

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Bank's recorded investment in loans by credit quality indicators by year of origin as of December 31, 2023 and gross charge-offs for the year ended December 31, 2024.

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

	Term Loans
1-4 Family Residential	2023	2022	2021	2020	2019	Prior	Revolving Lines	Total
Pass	$58,213	$71,746	$35,005	$22,795	$6,493	$47,727	$291	$242,270
Special Mention	—	261	—	—	—	95	—	356
Substandard	808	1,767	653	328	124	2,591	—	6,271
Doubtful	—	—	—	—	—	—	—	—
Total	$59,021	$73,774	$35,658	$23,123	$6,617	$50,413	$291	$248,897

Residential Construction	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$14,585	$1,179	$—	$—	$—	$—	$—	$15,764
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$14,585	$1,179	$—	$—	$—	$—	$—	$15,764

Commercial Real Estate	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$42,867	$43,365	$11,703	$17,491	$14,490	$52,597	$12,537	$195,050
Special Mention	—	—	—	—	—	9,394	—	9,394
Substandard	—	—	—	1,823	—	—	—	1,823
Doubtful	—	—	—	—	—	—	—	—
Total	$42,867	$43,365	$11,703	$19,314	$14,490	$61,991	$12,537	$206,267

Commercial	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$9,265	$2,120	$5,936	$4,457	$769	$1,292	$41,555	$65,394
Special Mention	—	—	—	286	208	—	1,281	1,775
Substandard	69	326	—	129	80	—	1,405	2,009
Doubtful	—	97	25	—	—	146	173	441
Total	$9,334	$2,543	$5,961	$4,872	$1,057	$1,438	$44,414	$69,619

Home Equity	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$10,399	$6,726	$6,218	$4,119	$1,861	$5,118	$62,361	$96,802
Special Mention	—	—	—	—	—	—	66	66
Substandard	—	680	—	—	175	130	441	1,426
Doubtful	—	—	—	—	—	—	37	37
Total	$10,399	$7,406	$6,218	$4,119	$2,036	$5,248	$62,905	$98,331

Other Consumer	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$8,334	$1,557	$1,144	$227	$166	$56	$16,209	$27,693
Special Mention	27	—	—	—	—	—	—	27
Substandard	13	—	—	—	—	—	7	20
Doubtful	—	—	—	—	—	—	—	—
Total	$8,374	$1,557	$1,144	$227	$166	$56	$16,216	$27,740

All Loans	2023	2022	2021	2020	2019	Prior	Revolving	Total
Pass	$143,663	$126,693	$60,006	$49,089	$23,779	$106,790	$132,953	$642,973
Special Mention	27	261	—	286	208	9,489	1,347	11,618
Substandard	890	2,773	653	2,280	379	2,721	1,853	11,549
Doubtful	—	97	25	—	—	146	210	478
Total Loans	$144,580	$129,824	$60,684	$51,655	$24,366	$119,146	$136,363	$666,618
Gross charge-offs	$27	$116	$38	$34	$64	$83	$1,445	$1,807

Allowance for Credit Losses and Recorded Investment in Loans Receivable

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the nine months ended September 30, 2024:

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

	1-4 Family		Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2024	$1,210	$1	$2,218	$1,586	$536	$652	$6,203
Charge-offs	(139)	—	—	(1,040)	—	(186)	(1,365)
Recoveries	6	2	—	128	—	30	166
Provision for Credit Loss	205	41	98	213	156	107	820
Reallocations	—	—	—	—	—	—	—
Balance at end of period	$1,282	$44	$2,316	$887	$692	$603	$5,824

Ending allowance balance for loans individually evaluated	$507	$—	$—	$207	$139	$46	$899

Ending allowance balance for loans collectively evaluated	$775	$44	$2,316	$680	$553	$557	$4,925

Loans Receivable
Total period-end balance	$255,979	$29,005	$230,219	$82,549	$105,771	$27,835	$731,358

Balance of loans individually evaluated	$9,250	$—	$148	$730	$1,427	$153	$11,708

Balance of loans collectively evaluated	$246,729	$29,005	$230,071	$81,819	$104,344	$27,682	$719,650

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

The Bank had $11.0 million and $7.7 million of non-accruing loans as of September 30, 2024 and December 31, 2023, respectively. Management determined that a specific reserve of approximately $0.9 million was necessary as of September 30, 2024 and December 31, 2023. The amount of interest income that would have been recorded in 2024 and 2023 is not significant.

The following tables present a summary by loan class of past due and non-accrual loans as of September 30, 2024 and December 31, 2023 (dollars in thousands):

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
September 30, 2024
1-4 family residential	$—	$4,582	$6,567	$11,149	$244,830	$255,979	$—
Construction	—	—	—	—	29,005	29,005	—
Commercial real estate	489	—	148	637	229,582	230,219	—
SBA Paycheck Protection Program	—	—	—	—	395	395
Other commercial	321	119	46	486	81,668	82,154	—
Home equity	1,159	995	656	2,810	102,961	105,771	—
Other consumer	219	40	54	313	27,522	27,835	—
Total	$2,188	$5,736	$7,471	$15,395	$715,963	$731,358	$—

	September 30, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$5,351	$3,899	$9,250
Construction	—	—	—
Commercial real estate	148	—	148
SBA Paycheck Protection Program	—	—	—
Other commercial	—	46	46
Home equity	1,321	166	1,487
Other consumer	10	50	60
Total	$6,830	$4,161	$10,991

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2023
1-4 family residential	$1,820	$1,126	$2,858	$5,804	$243,093	$248,897	$—
Construction	—	—	—	—	15,764	15,764	—
Commercial real estate	—	—	—	—	206,267	206,267	—
SBA Paycheck Protection Program	41	—	—	41	525	566
Other commercial	648	79	1,007	1,734	67,319	69,053	—
Home equity	1,135	593	396	2,124	96,207	98,331	—
Other consumer	273	171	5	449	27,291	27,740	—
Total	$3,917	$1,969	$4,266	$10,152	$656,466	$666,618	$—

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$2,226	$3,108	$5,334
Construction	—	—	—
Commercial real estate	426	—	426
SBA Paycheck Protection Program	—	—	—
Other commercial	422	892	1,314
Home equity	561	—	561
Other consumer	9	21	30
Total	$3,644	$4,021	$7,665

There were two commercial loan modifications made to borrowers experiencing financial difficulty in the nine months ending September 30, 2024 totaling $387 thousand and none in the nine months ended September 30, 2023. At September 30, 2024, there were 11 loans totaling $1.2 million with active short-term payment deferrals of principal, interest or both. At December 31, 2023, there were 10 loans totaling $858 thousand with active short-term payment deferrals of principal, interest or both.

4.
Mortgage Servicing Rights

Information related to mortgage servicing rights as of September 30, 2024 and December 31, 2023 are summarized as follows:

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

	Nine months ended	Year Ended
	September 30, 2024	December 31, 2023
Book value of mortgage servicing rights beginning of period	$2,231	$8,900
Additions from sale of loans	386	527
Book value removed from sale of servicing rights	(1,158)	(5,433)
Amortized to expense	(397)	(1,763)
Book value of mortgage servicing rights end of period	$1,062	$2,231

Fair value of mortgage servicing rights	$1,812	$6,934
Principal balance of mortgage loans serviced for others not reported as assets	$210,881	$986,192
Custodial escrows of serviced loans	$3,573	$8,794

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

5.
Deposits

Depositor account balances as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
Negotiable order of withdrawal (NOW)	$492,103	$268,379
Savings accounts	118,980	127,213
Money market	103,477	108,778
	714,560	504,370
Certificates of deposit	197,450	174,362
Wholesale and brokered certificates of deposit	94,026	90,556
	$1,006,036	$769,288

The weighted average interest rate on depositor accounts as of September 30, 2024 and December 31, 2023 was 1.16% and 1.23%, respectively. Included in NOW account balances as of September 30, 2024 was approximately $254 million in tentative proceeds from the Bank's upcoming stock conversion.

Included in deposits are certificates of deposit in amounts greater than $250,000 totaling $43 million of account balance and approximately $1.8 million in annual interest expenses for September 30, 2024 and $23 million of account balance and approximately $891 thousand in annual interest expense for December 31, 2023. The scheduled maturities of all certificates of deposit at September 30, 2024 were as follows:

2024	$78,420
2025	164,896
2026	24,584
2027	16,524
2028	2,274
2029	4,778
Total	$291,476

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

6.
Other Borrowings

The Bank has a line of credit with the FHLB through which advances are drawn. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans and cash and investments held at FHLB. The unused portion of the line of credit as of September 30, 2024 and December 31, 2023 was approximately $321 million and $314 million, respectively. As of September 30, 2024, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2024	$29,000	5.55%
2025	57,000	4.29%
2026	8,000	2.17%
Total	$94,000	4.50%

As of December 31, 2023, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2024	$24,200	5.06%
2025	23,000	2.82%
2026	5,000	0.98%
Total	$52,200	3.68%

As of September 30, 2024 and December 31, 2023, the Bank had $120 million borrowed on the Federal Reserve’s special Bank Term Funding Program. The borrowing carries a fixed rate of 4.76%, matures January 16, 2025, and is prepayable at any time. Collateral for borrowings is the par value of investment securities.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total, Tier 1, and common equity capital to risk-weighted assets and of Tier 1 capital to average assets. Management believes, as of September 30, 2024 and December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject.

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

The phase-in period for the final rules began for the Bank on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule and fully phased-in as of January 1, 2019. The Bank's capital levels remain characterized as "well-capitalized" under the new rules.

The Bank’s actual capital amounts and ratios as of September 30, 2024 and December 31, 2023 are presented in the table below:

	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2024
Tier 1 leverage capital:	$165,487	13.77%	$48,072	4.00%	$60,090	5.00%

Common Equity Tier 1 risk-based capital:	$165,487	20.03%	$37,187	4.50%	$53,715	6.50%
Tier 1 risk-based capital:	$165,487	20.03%	$49,583	6.00%	$66,111	8.00%
Total risk-based capital:	$171,311	20.73%	$66,111	8.00%	$82,638	10.00%

December 31, 2023
Tier 1 leverage capital:	$166,340	14.80%	$45,180	4.00%	$56,476	5.00%

Common Equity Tier 1 risk-based capital:	$166,340	22.67%	$33,013	4.50%	$47,685	6.50%
Tier 1 risk-based capital:	$166,340	22.67%	$44,017	6.00%	$58,690	8.00%
Total risk-based capital:	$172,543	23.52%	$58,690	8.00%	$73,362	10.00%

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

The Bank’s financial statements do not reflect various outstanding commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. Commitments to extend credit, consisting primarily of commercial lines-of-credit, revolving credit lines and overdraft protection agreements, include exposure to credit loss in the event of nonperformance of the customer. The Bank’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the balance sheets. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank. The Bank was not required to perform on any financial guarantees nor did it incur any losses on its commitments for the periods ended September 30, 2024 and December 31, 2023.

Commitments outstanding were as follows:

	September 30, 2024	December 31, 2023
Residential construction	$23,286	$14,368
Commercial construction	21,636	9,972
Revolving lines of credit and other	161,381	158,861
	$206,303	$183,201

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. A reserve for unfunded commitments is recorded within other liabilities on the balance sheets, and the related provision is recorded in other general expenses on the statements of operations. The reserve for unfunded commitments was $120 thousand and $80 thousand at September 30, 2024 and December 31, 2023, respectively.

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

The carrying amounts and estimated fair values of financial instrument as of September 30, 2024 and December 31, 2023, were as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Cash and due from banks	$7,654	$7,654	$7,654	$—	$—
Interest-bearing cash equivalents	$285,890	$285,890	$285,890	$—	$—
Securities available for sale	$244,031	$244,031	$—	$244,031	$—
Loans held for sale	$36,551	$36,551	$—	$36,551	$—
Loans held for investment, net	$724,471	$710,924	$—	$—	$710,924
Derivative assets	$328	$328	$—	$328	$—
Mortgage servicing rights	$1,062	$1,812	$—	$1,812	$—
Accrued interest receivable	$5,515	$5,515	$—	$—	$5,515
Financial Liabilities:
Deposits	$1,006,036	$935,128	$—	$935,128	$—
Escrows	$7,229	$7,229	$7,229	$—	$—
Other borrowings	$214,000	$214,059	$—	$214,059	$—
Accrued interest payable	$4,701	$4,701	$—	$—	$4,701

December 31, 2023
Financial assets:
Cash and due from banks	$5,795	$5,795	$5,795	$—	$—
Interest-bearing cash equivalents	$81,313	$81,313	$81,313	$—	$—
Securities available for sale	$249,898	$249,898	$—	$249,898	$—
Loans held for sale	$22,576	$22,576	$—	$22,576	$—
Loans held for investment, net	$659,481	$661,600	$—	$—	$661,600
Derivative assets	$184	$184	$—	$184	$—
Mortgage servicing rights	$2,231	$6,934	$—	$6,934	$—
Accrued interest receivable	$5,506	$5,506	$—	$—	$5,506
Financial Liabilities:
Deposits	$769,288	$706,000	$—	$706,000	$—
Escrows	$11,774	$11,774	$11,774	$—	$—
Other borrowings	$172,200	$171,160	$—	$171,160	$—
Accrued interest payable	$524	$524	$—	$—	$524

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

The net gains (losses) relating to these free-standing derivative instruments used for risk management are summarized below:

		For the nine months ended September 30,
	Revenue Classification	2024	2023
IRLs	Gain (Loss) on sale of mortgage loans	$(39)	$167
Forwards	Hedging activity, net	(581)	369
Total		$(620)	$536

The following table reflects the amount and market value of mortgage banking derivatives included in the Balance Sheets:

	September 30, 2024		December 31, 2023
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
IRLs	$17,102	$442	$28,013	$481
Forwards	$30,500	$(114)	$23,500	$(297)
Total	$47,602	$328	$51,513	$184

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

11.
Segment Information

The Bank has two reportable segments: traditional banking and mortgage banking. Revenues from traditional banking operations consist primarily of interest and fees earned on loans held for investment and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and mortgage loan origination fee income. Segment performance is primarily evaluated using operating revenue. Income taxes are allocated, and material indirect expenses are allocated by volume. Mortgage banking is an internal division of Fidelity Bank and not a separate legal entity. Information reported internally for performance assessment follows for the nine months ended September 30, 2024 and September 30, 2023:

		Mortgage	Total
	Banking	Banking	Segments
September 30, 2024
Net Interest income	$30,841	$2,400	$33,241
Gain on sale of mortgage loans	—	10,706	10,706
Other revenue	3,284	3,357	6,641
Total operating revenue	$34,125	$16,463	$50,588
Salaries and employee benefits	$17,952	$13,263	$31,215
Mortgage servicing rights amortization	—	397	397
Hedging activity, net	—	581	581
Provision for credit losses and other expenses	14,579	4,903	19,482
Income tax expense (benefit)	299	(533)	(234)
Total expenses	$32,830	$18,611	$51,441
Segment profit (loss)	$1,295	$(2,148)	$(853)
Segment assets	$1,354,288	$53,392	$1,407,680

September 30, 2023
Net Interest income	$30,258	$2,886	$33,144
Gain on sale of mortgage loans	—	9,932	9,932
Other revenue	3,208	7,368	10,576
Total operating revenue	$33,466	$20,186	$53,652
Salaries and employee benefits	$16,079	$15,540	$31,619
Mortgage servicing rights amortization	—	1,574	1,574
Hedging activity, net	—	(369)	(369)
Provision for credit losses and other expenses	13,022	5,147	18,169
Income tax expense (benefit)	727	(368)	359
Total expenses	$29,828	$21,524	$51,352
Segment profit (loss)	$3,638	$(1,338)	$2,300
Segment assets	$1,052,234	$41,859	$1,094,093

FIDELITY BANK

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

12.
Subsequent Events

Management has evaluated subsequent events through the date that these unaudited financial statements were available to be issued, November 14, 2024 and determined that the following matter required additional disclosure. No other subsequent events occurring after this date have been evaluated for inclusion in these financial statements.

FB Bancorp, Inc. (the "Company"), the new holding company for Fidelity Bank, has completed its initial public offering in connection with the Bank’s conversion from the mutual form of organization to the stock form of organization, effective October 22, 2024. The Company sold 19,837,500 shares of common stock, which includes 586,655 shares sold to the Bank’s Employee Stock Ownership Plan, for gross offering proceeds (before deducting offering expenses) of approximately $198.4 million based on the offering price of $10.00 per share. The Company was oversubscribed in Priority 2. Consequently, all valid stock orders submitted by Priority 1 eligible purchasers in the Subscription Offering were filled in full, Fidelity Bank’s Employee Stock Ownership Plan (as Priority 2 in the offering) purchased 586,655 shares, and all Priority 3 and Priority 4 subscribers had their orders refunded. The Company has 19,837,500 shares of common stock issued and outstanding. As of September 30, 2024, Fidelity Bank held approximately $254 million in tentative proceeds from all Priority levels of the stock conversion.

As of November 8, 2024, the Bank paid $85 million of the $120 million borrowed on the Federal Reserve’s special Bank Term Funding Program.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•

Continuing to seek to grow and diversify our loan portfolio prudently by increasing originations of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. We intend to continue to prudently increase our originations of commercial real estate and commercial loans in order to diversify our loan portfolio and increase yield. At September 30, 2024, commercial real estate loans amounted to $230.2 million, or 31.5% of total loans and commercial loans amounted to $82.5 million, or 11.3%, of total loans.

•

Continuing the NOLA Lending ("NOLA") division’s focus on originating residential mortgage loans at its current pace primarily for sale into the secondary market. NOLA originates all of our one-to four-family residential mortgage loans with the intent to sell such loans into the secondary market. During the year ended December 31, 2023, our NOLA division originated $464.0 million of one- to four-family residential mortgage loans, of which $366.9 million were sold into the secondary market for a gain on sale of approximately $12.5 million. During the nine months ended September 30, 2024, our NOLA division originated $337.4 million of one-to four-family residential mortgage loans, of which $283.9 million were sold into the secondary market for a gain on sale of approximately $10.7 million. We intend to generally maintain NOLA’s current level of loan originations going forward, subject to customer demand and market interest rates.

•

Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At September 30, 2024, our non-performing loans totaled $11.0 million, or 1.51% of total loans.

•

Continuing to attract and retain customers in our current market areas and growing our low-cost “core” deposit base while expanding our offices and banking activity in the Baton Rouge and Lafayette, Louisiana markets. We consider our core deposits to include NOW accounts, statement savings accounts, money market accounts, and other savings deposit accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $714.6 million, or 71.0% of total deposits, at September 30, 2024. We have expanded our deposit and lending activities into the Baton Rouge and Lafayette, Louisiana markets over the last several years, including the hiring of Market Area Presidents and lending teams and we anticipate that these efforts will continue.

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

Upon adoption of this new credit loss measurement standard, Fidelity Bank did not recognize a material change to its financial position or results of operations. No retroactive cumulative effect of accounting changes was recognized in this adoption.

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

The following tables set forth selected historical financial and other data of Fidelity Bank for the periods and at the dates indicated. The information at September 30, 2024, and for the three months and nine months ended September 30, 2024 and 2023, is not audited but, in the opinion of management, includes all adjustments necessary for a fair presentation. These adjustments are standard and recurring. The results of operations for the three months and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected or realized for the entire year. The information at December 31, 2023 is derived in part from, and should be read together with, the audited financial statements and related notes beginning at page F-1 of the definitive prospectus dated August 12, 2024 as filed with the Securities and Exchange Commission on August 22, 2024.

	September 30, 2024	December 31, 2023
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,407,680	$1,124,932
Total cash and cash equivalents	293,544	87,108
Securities available for sale	244,031	249,898
Loans held for sale, at fair value	36,551	22,576
Loans held for investment, net	724,471	659,481
Total deposits	1,006,036	769,288
Federal Home Loan Bank advances	94,000	52,200
Federal Reserve Bank Term Funding	120,000	120,000
Total equity	161,467	156,737

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$16,909	$14,220	$48,041	$39,310
Total interest expense	5,486	3,381	14,800	6,166
Net interest income	11,423	10,839	33,241	33,144
Provision (benefit) for credit losses	300	725	820	349
Net interest income after provision (benefit) for credit losses	11,123	10,114	32,421	32,795
Total non-interest income	5,372	9,769	17,347	20,508
Total non-interest expense	17,637	16,929	50,855	50,644
Net income (loss) before income taxes	(1,142)	2,954	(1,087)	2,659
Income tax expense (benefit)	(247)	545	(234)	359
Net income (loss)	$(895)	$2,409	$(853)	$2,300

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Performance Ratios:
Return on average assets (1)	(0.08)%	0.23%	(0.07)%	0.20%
Return on average equity (2)	(0.57)%	1.59%	(0.55)%	1.50%
Interest rate spread (3)	3.63%	4.07%	3.79%	4.52%
Net interest margin (4)	4.21%	4.48%	4.30%	4.82%
Non-interest income to average assets	0.45%	0.92%	1.52%	2.00%
Efficiency ratio (5)	105.01%	82.15%	100.53%	94.39%
Average interest-earning assets to average interest-bearing liabilities	128.63%	129.11%	126.77%	133.25%
Capital Ratios:
Total risk-based capital	20.73%	23.61%	20.73%	23.61%
Tier 1 risk-based capital	20.03%	22.79%	20.03%	22.79%
Common equity Tier 1 risk-based capital	20.03%	22.79%	20.03%	22.79%
Tier 1 leverage capital	13.77%	15.23%	13.77%	15.23%
Average equity to average assets	13.31%	14.19%	13.64%	14.98%
Asset Quality Ratios:
Allowance for credit losses to total loans (6)	0.80%	0.94%	0.80%	0.94%
Allowance for credit losses to non-performing loans	52.99%	71.33%	52.99%	71.33%
Net charge-offs to average outstanding loans	0.03%	0.09%	0.17%	0.26%
Non-performing loans to total loans	1.51%	1.32%	1.51%	1.32%
Non-performing loans to total assets	0.78%	0.78%	0.78%	0.78%
Total non-performing assets to total assets (6)	0.95%	0.85%	0.95%	0.85%
Other:
Number of offices	18	18	18	18
Number of full-time equivalent employees	352	374	352	374

(1)	Represents net income divided by average total assets.
(2)	Represents net income divided by average equity.
(3)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities. Includes loans held for sale.
(4)	Represents net interest income divided by average interest-earning assets. Includes loans held for sale.
(5)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(6)	Non-performing assets includes other real estate owned. Total loans only includes loans held for investment.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Total assets were $1.41 billion at September 30, 2024, an increase of $282.7 million, or 25.1%, from $1.12 billion at December 31, 2023. The increase was primarily due to an increase in total cash and cash equivalents as a result of increases in non-interest deposits from the holding of tentative stock conversion proceeds of $254.0 million.

Cash and Cash Equivalents. Cash levels increased by $206.4 million, or 237%, to $293.5 million at September 30, 2024 from $87.1 million at December 31, 2023. The increase was primarily the result of increases in non-interest bearing deposits from the holding of tentative stock conversion proceeds of $254 million.

Available-for-Sale Investment Securities. Investment securities decreased $5.9 million, or 2.3%, to $244.0 million at September 30, 2024, from $249.9 million at December 31, 2023. Aggregate securities purchased totaled $17.0 million and aggregate securities sold totaled $12.6 million during the nine months ended September 30, 2024. Additionally, calls, maturities, and repayments contributed a decrease of $18.2 million in the aggregate. Partially offsetting these decreases was an increase in fair market value adjustments of $7.1 million.

Loans Held for Investment, Net. Loans held for investment, net, increased by $65.0 million, or 9.9%, to $724.5 million at September 30, 2024 from $659.5 million at December 31, 2023. During the nine months ended September 30, 2024, loan originations (excluding loans held for sale) totaled $113.9 million. Increases to this category came primarily from the following: one- to four-family residential mortgage loans increased $7.1 million, or 2.8%, residential construction loans increased $13.2 million, or 84.0%, commercial real estate loans increased $24.0 million, or 11.6%, and home equity loans and lines of credit increased $7.4 million, or 7.6%. Other commercial loans which consists of business lines of credit, equipment loans and various non-real estate commercial loans increased $13.1 million, or 19.0%.

Increases in loan balances reflect our strategy to grow the commercial real estate loan portfolio while continuing to focus on owner-occupied one- to four-family residential mortgage loans. We have expanded our lending activities into the Baton Rouge and Lafayette, Louisiana markets, including adding lending teams in these markets.

Deposits. Deposits increased by $236.7 million, or 30.8%, to $1.01 billion at September 30, 2024 from $769.3 million at December 31, 2023. Core deposits (defined as all deposits other than certificates of deposit) increased $210.2 million, or 41.7%, to $714.6 million at September 30, 2024 from $504.4 million at December 31, 2023. The primary reason core deposits increased is due to approximately $254 million in tentative proceeds from the Bank's stock conversion held in a Bank deposit account. Certificates of deposit increased $26.6 million, or 10.0%, to $291.5 million at September 30, 2024 from $264.9 million at December 31, 2023. Our certificates of deposit included $94.0 million in wholesale and brokered certificates of deposit at September 30, 2024 and $90.6 million at December 31, 2023. Such deposits generally tend to be at higher yields than other types of deposits and generally do not represent direct customer relationships, but were utilized, in part, to fund loan growth.

Borrowings. Borrowings increased $41.8 million, or 24.3%, from $172.2 million at December 31, 2023 to $214.0 million at September 30, 2024. Borrowings were used primarily to fund the origination of loans (both held for investment and held for sale).

Total Equity. Total equity increased $4.7 million, or 3.0%, to $161.5 million at September 30, 2024 from $156.7 million at December 31, 2023. The increase resulted primarily from a $5.6 million decrease in accumulated other comprehensive loss. Comprehensive loss is solely related to unrealized losses on securities available for sale.

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

	For the nine months ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$48,779	$1,676	4.59%	$32,976	$1,036	4.20%
Securities	248,103	6,912	3.72%	261,724	6,897	3.52%
Loans	706,707	38,064	7.19%	595,673	30,058	6.75%
Loans held for sale	28,782	1,389	6.45%	28,775	1,319	6.13%
Total earning assets	1,032,371	48,041	6.22%	919,148	39,310	5.72%
Non-interest-earning assets:
Cash and cash equivalents	6,865			6,826
Fixed Assets	52,125			49,443
Allowance for credit losses	(6,118)			(6,444)
Other	55,052			55,435
Total non-interest-earning assets	107,924			105,260
Total Assets	$1,140,295			$1,024,408
Interest-bearing liabilities:
Interest-bearing demand deposits	$115,668	$168	0.19%	$134,418	$95	0.09%
Interest-bearing savings and money market deposits	228,638	1,309	0.77%	270,740	741	0.37%
Certificates of deposit	281,090	6,834	3.25%	218,865	3,423	2.09%
Total interest-bearing deposits	625,396	8,311	1.78%	624,023	4,259	0.91%
Interest-bearing borrowings	188,965	6,489	4.59%	65,784	1,907	3.88%
Total interest-bearing liabilities	814,361	14,800	2.43%	689,807	6,166	1.20%
Non-interest:
Demand deposits	156,185			172,234
Other liabilities	14,259			8,953
Total non-interest liabilities	170,444			181,187
Total Equity	155,490			153,414
Total liabilities and equity	$1,140,295			$1,024,408
Net interest income		$33,241			$33,144
Net interest-earning assets (1)	$218,010			$229,341
Net interest rate spread (2)			3.79%			4.52%
Net yield on interest-earning assets (3)			4.30%			4.82%
Average of interest-earning assets to interest-bearing liabilities	126.77%			133.25%
Average equity to assets	13.64%			14.98%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

	For the three months ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$65,675	$734	4.43%	$34,805	$404	4.61%
Securities	247,018	2,265	3.64%	256,299	2,291	3.55%
Loans	730,531	13,396	7.28%	629,162	10,879	6.86%
Loans held for sale	33,274	514	6.13%	39,118	646	6.56%
Total earning assets	1,076,498	16,909	6.23%	959,384	14,220	5.88%
Non-interest-earning assets:
Cash and cash equivalents	6,996			6,764
Fixed Assets	52,607			50,758
Allowance for credit losses	(5,929)			(5,918)
Other	55,030			54,543
Total non-interest-earning assets	108,704			106,147
Total Assets	$1,185,202			$1,065,531
Interest-bearing liabilities:
Interest-bearing demand deposits	$111,297	$60	0.21%	$125,619	$33	0.10%
Interest-bearing savings and money market deposits	223,354	493	0.88%	254,537	351	0.55%
Certificates of deposit	292,748	2,478	3.36%	266,391	1,902	2.83%
Total interest-bearing deposits	627,399	3,031	1.92%	646,547	2,286	1.40%
Interest-bearing borrowings	209,527	2,455	4.65%	96,509	1,095	4.50%
Total interest-bearing liabilities	836,926	5,486	2.60%	743,056	3,381	1.81%
Non-interest:
Demand deposits	175,102			164,018
Other liabilities	15,473			7,288
Total non-interest liabilities	190,575			171,306
Total Equity	157,701			151,169
Total liabilities and equity	$1,185,202			$1,065,531
Net interest income		$11,423			$10,839
Net interest-earning assets (1)	$239,572			$216,328
Net interest rate spread (2)			3.63%			4.07%
Net yield on interest-earning assets (3)			4.21%			4.48%
Average of interest-earning assets to interest-bearing liabilities	128.63%			129.11%
Average equity to assets	13.31%			14.19%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

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

	Nine months ended September 30, 2024 vs. nine months ended September 30, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$496	$144	$640
Securities	(359)	374	15
Loans	5,603	2,403	8,006
Loans held for sale	—	70	70
Total interest-earning assets	5,740	2,991	8,731
Interest-bearing liabilities:
Interest-bearing demand deposits	(13)	86	73
Interest-bearing savings and money market deposits	(116)	684	568
Certificates of deposit	974	2,437	3,411
Total interest-bearing deposits	845	3,207	4,052
Interest-bearing borrowings	3,571	1,011	4,582
Total interest-bearing liabilities	4,416	4,218	8,634
Net interest income	$1,324	$(1,227)	$97

	Three months ended September 30, 2024 vs. three months ended September 30, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$359	$(29)	$330
Securities	(83)	57	(26)
Loans	1,751	766	2,517
Loans held for sale	(96)	(36)	(132)
Total interest-earning assets	1,931	758	2,689
Interest-bearing liabilities:
Interest-bearing demand deposits	(4)	31	27
Interest-bearing savings and money market deposits	(43)	185	142
Certificates of deposit	189	387	576
Total interest-bearing deposits	142	603	745
Interest-bearing borrowings	1,281	79	1,360
Total interest-bearing liabilities	1,423	682	2,105
Net interest income	$508	$76	$584

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. Net loss of $895,000 was recorded for the three months ended September 30, 2024, compared to net income of $2.4 million for the three months ended September 30, 2023. The decrease in net income was primarily due to a decrease in gains from the sale of mortgage servicing rights of $4.4 million. Mortgage servicing rights are generally sold when market prices exceed internal expected returns and are not a regular source of income. Also contributing to the income fluctuations over this three month ending from 2024 compared to 2023 is a $584,000, or 5.4%, increase in net interest income, and a $708,000, or 4.2%, increase in non-interest expenses.

Interest Income. Interest income increased $2.7 million, or 18.9%, to $16.9 million for the three months ended September 30, 2024, compared to $14.2 million for the three months ended September 30, 2023. This increase was primarily attributable to a $2.4 million, or 20.7%, increase in interest and fees on loans, both held for investment and held for sale.

The average balance of loans held for investment during the three months ended September 30, 2024 increased by $101.4 million, or 16.1%, while the average yield on these loans increased to 7.28% for the three months ended September 30, 2024 from 6.86% for the three months ended September 30, 2023. The increase in average yield on loans was due to both the increasing interest rate environment as well as growth in our loan portfolio, particularly the commercial and residential construction portfolios.

The average balance of loans held for sale during the three months ended September 30, 2024 decreased by $5.8 million, or 14.9%, while the average yield on these loans decreased to 6.13% for the three months ended September 30, 2024 from 6.56% for the three months ended September 30, 2023.

The average balance of investment securities decreased by $9.3 million, or 3.6%, to $247.0 million for the three months ended September 30, 2024 from $256.3 million for the three months ended September 30, 2023, while the average yield on investment securities increased to 3.64% for the three months ended September 30, 2024 from 3.55% for the three months ended September 30, 2023. The increase in the average yield on securities was due primarily to increasing bond yields over this period.

Interest Expense. Total interest expense increased $2.1 million, or 62.3%, to $5.5 million for the three months ended September 30, 2024, from $3.4 million for the three months ended September 30, 2023. The increase was due to both an increase in balances and in the average costs of interest-bearing deposits and other borrowings. Average interest-bearing liabilities increased $93.9 million, or 12.6%, to $836.9 million for the three months ended September 30, 2024 compared to $743.1 million for the three months ended September 30, 2023. The average cost of interest-bearing liabilities was 2.60% for the three months ended September 30, 2024 compared to 1.81% for the three months ended September 30, 2023. The increase in interest costs for both deposits and borrowings over the last year were due to significant increases in market interest rates in 2023.

Net Interest Income. Net interest income increased $584,000, or 5.4%, to $11.4 million for the three months ended September 30, 2024, compared to $10.8 million for the three months ended September 30, 2023. The increase is a result of interest-earning asset growth of $117.1 million and an increase in yield to 6.23% for the three months ending September 30, 2024 compared to 5.88% in the same period in 2023. The impact of earning asset growth was partially offset by a $93.9 million growth in total interest-bearing liabilities and an increase in cost of interest-bearing liabilities to 2.60% for the three months ending September 30, 2024 from 1.81% in the same period in 2023.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $300,000 provision for credit losses for the three months ended September 30, 2024 compared to a $725,000 provision for the same period ended September 30, 2023. The decrease in the provision for credit losses was due primarily to management's timing of accounting estimates and does not reflect annual trends. For the nine months ended September 30, 2024, provision expense has increased 135.0% compared to the same period in 2023.

Total non-performing loans were $11.0 million at September 30, 2024, compared to $8.5 million at September 30, 2023. Classified loans totaled $12.7 million at September 30, 2024, compared to $14.9 million at September 30, 2023, and total loans past due greater than 30 days were $15.4 million and $12.7 million at those respective dates. Special mention loans were $3.5 million at September 30, 2024 compared to $10.7 million at September 30, 2023. As a percentage of non-performing loans, the allowance for credit losses was 53.0% at September 30, 2024 compared to 80.9% at September 30, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at September 30, 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact Fidelity Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $5.4 million for the three months ended September 30, 2024, an decrease of $4.4 million, or 45.0%, from $9.8 million for the three months ended September 30, 2023. The decrease was primarily due to the third quarter 2023 sale of secondary market mortgage loans serviced for others and a corresponding gain on sale of $4.7 million compared to another servicing sale in 2024 resulting in $334,000 of gain. Both these gains reflect the sale of loans serviced with origination years of 2020 and 2021 when mortgage rates were at a historic low. Mortgage servicing revenue declined by $693,000 to $118,000 for the three months ended September 30, 2024 from $811,000 for the three months ended September 30, 2023 due to the sales of secondary market mortgage loans serviced for others in 2023 and 2024.

Non-interest Expense. Non-interest expense increased $708,000, or 4.2%, to $17.6 million for the three months ended September 30, 2024, compared to $16.9 million for the three months ended September 30, 2023. The increase was primarily due to a $1.1 million, or 296%, increase in hedging activity, net. This was caused by lower mortgage rates in the third quarter of 2024, partially offset by the increased gains from the sale of mortgage loans of $733,000 over the same period included in non-interest income. Amortization expense related to the book value of mortgage servicing rights decreased by $421,000, or 81.7%, for the three months ended September 30, 2024 compared to the same period in 2023 due to the large sales of secondary market mortgage loans serviced for others in 2023 and 2024. Salaries and employee benefits expense increased by $135,000, or 1.3%, for the three months ended September 30, 2024 compared to the same period in 2023 due to approximately $260,000 in one-time severance charges. The reductions mostly came from the mortgage banking division of Fidelity Bank. The reductions in payroll approximate $1.4 million in annual payroll starting in the fourth quarter of 2024.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $247,000 for the three months ended September 30, 2024, compared to a provision of $545,000 for the three months ended September 30, 2023. The changes are a direct reflection of net income (loss) before income taxes for each period and not a material change in the Bank's effective tax rates.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General. A net loss of $853,000 was recorded for the nine months ended September 30, 2024, compared to net income of $2.3 million for the nine months ended September 30, 2023. The decrease in net income was primarily due to a decrease in gain on sale of mortgage servicing rights of $2.2 million, a decrease in mortgage servicing revenue of $1.8 million, both partially offset in a decrease of $1.2 million in mortgage servicing rights amortization expenses. All of these items relate to the large sales of secondary market mortgage loans serviced for others in 2023 and 2024.

Interest Income. Interest income increased $8.7 million, or 22.2%, to $48.0 million for the nine months ended September 30, 2024, compared to $39.3 million for the nine months ended September 30, 2023. This increase was primarily attributable to a $8.1 million, or 25.7%, increase in interest and fees on loans, both held for investment and held for sale.

The average balance of loans held for investment during the nine months ended September 30, 2024 increased by $111.0 million, or 18.6%, while the average yield on these loans increased to 7.19% for the nine months ended September 30, 2024 from 6.75% for the nine months ended September 30, 2023. The increase in average yield on loans was due to both the increasing interest rate environment as well as growth in our loan portfolio, particularly the commercial and residential construction portfolios.

The average balance of loans held for sale during the nine months ended September 30, 2024 and 2023 remained approximately unchanged at $28.8 million for both periods. The average yield on these loans increased to 6.45% for the nine months ended September 30, 2024 from 6.13% for the nine months ended September 30, 2023.

The average balance of investment securities decreased by $13.6 million, or 5.2%, to $248.1 million for the nine months ended September 30, 2024 from $261.7 million for the nine months ended September 30, 2023, while the average yield on investment securities increased to 3.72% for the nine months ended September 30, 2024 from 3.52% for the nine months ended September 30, 2023. The increase in the average yield on securities was due primarily to increasing bond yields throughout 2023 and 2024.

Interest Expense. Total interest expense increased $8.6 million, or 140.0%, to $14.8 million for the nine months ended September 30, 2024, from $6.2 million for the nine months ended September 30, 2023. The increase was primarily due to increases in both balances and average costs of interest-bearing deposits and other borrowings. Average interest-bearing deposits increased $1.4 million, or 0.2%, to $625.4 million for the nine months ended September 30, 2024 compared to $624.0 million for the nine months ended September 30, 2023. The average cost of interest-bearing deposits was 1.78% for the nine months ended September 30, 2024 compared to 0.91% for the nine months ended September 30, 2023. Average borrowings increased $123.2 million, or 187.3%, to $189.0 million for the nine months ended September 30, 2024 compared to $65.8 million for the nine months ended September 30, 2023. The average cost of borrowings was 4.59% for the nine months ended September 30, 2024 compared to 3.88% for the nine months ended September 30, 2023. The increase in interest costs for both deposits and borrowings over the last year were due to major increases in market interest rates in 2023.

Net Interest Income. Net interest income increased $97,000, or 0.3%, to $33.2 million for the nine months ended September 30, 2024, compared to $33.1 million for the nine months ended September 30,

2023. The increase reflected $8.7 million, or 22.2%, increase in interest income mostly offset by a $8.6 million, or 140.0%, increase in interest expense for the nine months ended September 30, 2024 compared to the same period in 2023.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $820,000 provision for credit losses for the nine months ended September 30, 2024 compared to a provision for credit losses of $349,000 for the nine months ended September 30, 2023. The increase in the provision for credit losses was due primarily to loan growth during 2023 and 2024 and increases in nonperforming loans. The allowance for credit losses was $5.8 million and $6.2 million at September 30, 2024 and September 30, 2023, respectively, and represented 0.80% of total loans at September 30, 2024 and 0.93% of total loans at September 30, 2023.

Total non-performing loans were $11.0 million at September 30, 2024, compared to $8.5 million at September 30, 2023. Classified loans totaled $12.7 million at September 30, 2024, compared to $14.9 million at September 30, 2023, and total loans past due greater than 30 days were $15.4 million and $12.7 million at those respective dates. Special mention loans were $3.5 million at September 30, 2024 compared to $10.7 million at September 30, 2023. As a percentage of non-performing loans, the allowance for credit losses was 53.0% at September 30, 2024 compared to 80.9% at September 30, 2023.

Non-interest Income. Non-interest income totaled $17.3 million for the nine months ended September 30, 2024, a decrease of $3.2 million, or 15.4%, from $20.5 million for the nine months ended September 30, 2023. The decrease in net income was primarily due to a decrease in gain on sale of mortgage servicing rights of $2.2 million and a decrease in mortgage servicing revenue of $1.8 million. Both of these relate to the large sales of secondary market mortgage loans serviced for others in 2023 and 2024.

Non-interest Expense. Non-interest expense increased $211,000, or 0.4%, to $50.9 million for the nine months ended September 30, 2024, compared to $50.6 million for the nine months ended September 30, 2023. Hedging utilized to offset risk in interest rate fluctuations in the origination of secondary market mortgage loans increased by $950,000 for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to reduced mortgage rates in the mortgage market beginning in the second half of 2024. Data processing expenses increased $443,000, or 12.8%, and advertising and marketing expenses increased $345,000, or 26.8%, for the nine months ended September 30, 2024 compared to the same period in 2023. These expense increases were due to expansions in digital banking services. Amortization expense related to the book value of mortgage servicing rights decreased by $1.2 million, or 74.8%, for the nine months ended September 30, 2024 compared to the same period in 2023 due to the sales of secondary market mortgage loans serviced for others in 2023 and 2024. Salaries and employee benefits expense decreased by $404,000, or 1.3%, for the nine months ended September 30, 2024 compared to the same period in 2023 due to a reduction of approximately 22 employees, a 5.9% reduction in total employment. The reductions mostly came from the mortgage banking division of Fidelity Bank. Salaries and employee benefits include just over $260,000 of one-time severance charges.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $234,000 for the nine months ended September 30, 2024, compared to a provision of $359,000 for the nine months ended September 30, 2023. The changes are a direct reflection of net income (loss) before income taxes for each period and not a material change in the Bank's effective tax rates.

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

The following table sets forth, at September 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

September 30, 2024
				EVE as a Percentage of Present Value Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
(Dollars in thousands)
400	$238,218	$(31,314)	(11.62)%	16.70%	(219)
300	251,580	(17,952)	(6.66)%	17.64%	(125)
200	261,452	(8,080)	(3.00)%	18.33%	(56)
100	267,774	(1,758)	(0.65)%	18.77%	(12)
-	269,532	—	—%	18.89%	—
(100)	271,394	1,862	0.69%	19.02%	13
(200)	275,596	6,064	2.25%	19.31%	42

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2024, we would have experienced a 3.00% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.25% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated increases (decreases) in the percentage of change in EVE in the table above are within the Board of Directors’ guidelines.

Change in Net Interest Income. The following table sets forth, at September 30, 2024, the calculation of the estimated changes in our net interest income, referred to as “NII” throughout this document, that would result from the designated immediate changes in the United States Treasury yield curve.

September 30, 2024
Change in Interest Rates (basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$46,868	4.80%
+300	46,957	5.00%
+200	46,644	4.30%
+100	45,839	2.50%
Level	44,721	—%
(100)	42,887	(4.10)%
(200)	40,607	(9.20)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2024, we would have experienced a 4.30% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 9.20% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated decreases in the percentage of change in the net interest income in the table above are within the Board of Directors’ guidelines.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities and sales of mortgage loans. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and the Federal Reserve Board’s Bank Term Funding Program. At September 30, 2024, we had $120.0 million in borrowings with the Federal Reserve Bank under the Bank Term Funding Program and $94.0 million of outstanding borrowings from the Federal Home Loan Bank of Dallas. At September 30, 2024, we had the capacity to borrow an additional $321.4 million from the Federal Home Loan Bank of Dallas and an additional $46.1 million from the Federal Reserve Board discount window.

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

At September 30, 2024, Fidelity Bank’s Tier 1 leverage capital was $165.5 million, or 13.8% of adjusted assets. Accordingly, it was categorized as well-capitalized at September 30, 2024. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 7 to the notes to financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements. At September 30, 2024, we had $206.3 million of outstanding commitments to originate loans, which included $161.4 million in revolving lines of credit, $23.3 million in residential construction loans and $21.6 million in commercial construction loans and lines of credit. At September 30, 2024, none of our revolving lines of credit related to commercial real estate loans. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2024 totaled $228.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of FB Bancorp, Inc. (1)

3.2	Bylaws of FB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of FB Bancorp, Inc. (3)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB BANCORP, INC.

Date: November 14, 2024	/s/ Christopher Ferris
Christopher Ferris
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 14, 2024	/s/ Todd Wanner
Todd Wanner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer