Form 10-K
period 2024-12-31
FB Bancorp, Inc. /MD/
filed 2025-03-27
CIK 2013639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42380

FB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	99-1859402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

353 Carondelet Street, New Orleans, Louisiana	70130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 569-8640

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FBLA	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 27, 2025, there were 19,837,500 shares of common stock, par value $0.01 per share, issued and outstanding. At June 30, 2024, there were no publicly issued shares of common stock, as such, there was no market value.

DOCUMENTS INCORPORATED BY REFERENCE

None

FB BANCORP, INC., AND SUBSIDIARY

FORM 10-K

i

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas;
•

inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, the level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•	our ability to access cost-effective funding;
•	fluctuations in real estate values and in the conditions of the residential real estate and commercial real estate;
•	demand for loans and deposits in our market areas;
•	our ability to implement and change our business strategies;
•	competition among depository and other financial institutions;
•	adverse changes in the securities markets;
•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
•	changes in the quality or composition of our loan or investment portfolios;
•	technological changes that may be more difficult or expensive than expected;
•	the inability of third-party providers to perform as expected;
•	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
•	our ability to manage market risk, credit risk and operational risk;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	changes in consumer spending, borrowing and savings habits;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Securities and Exchange Commission;
•	our ability to retain key management and employees; and
•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PART I

Item 1. Business.

FB Bancorp, Inc.

FB Bancorp, Inc. (“FB Bancorp,” the “Company,” “we,” “our”) is a Maryland corporation that was incorporated in February 2024 to become the registered bank holding company for Fidelity Bank upon its conversion from the mutual-to-stock form of organization, which occurred on October 22, 2024. The Company sold 19,837,500 shares of common stock, par value $0.01 per share, at a price of $10 per share, for gross proceeds of $198,375,000. Shares of the Company’s common stock began trading on October 23, 2024, on the Nasdaq Global Select Market under the trading symbol “FBLA.”

We conduct our operations from our headquarters in New Orleans, Louisiana, primarily through Fidelity Bank. The Company is the sole shareholder of Fidelity Bank, and as such, is a bank holding company subject to regulation by the Federal Reserve Board.

Fidelity Bank

Originally chartered in 1908 under the name “The Fidelity Homestead Association,” Fidelity Bank (sometimes referred to herein as the “Bank”) completed its conversion from the mutual form of organization to that of a Louisiana state-chartered stock savings bank on October 22, 2024. The Bank operates from 18 full-service branches, including its main office, two drive-up branches and 14 stand-alone ATMs located throughout central and southern Louisiana. In January 2014, the Bank acquired the net assets of NOLA Lending Group (“NOLA”) as a fully-owned division of the Bank that originates our residential one- to four-family residential real estate loans.

The administrative headquarters of FB Bancorp and Fidelity Bank are located at 353 Carondelet Street, New Orleans, Louisiana 70130. Our telephone number is (504) 569-8640.

Fidelity Bank’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans secured by properties located in our primary market areas. We also originate residential construction loans, commercial real estate loans (which includes commercial mortgage, commercial construction and land development loans), commercial loans (which includes commercial and industrial, small business and other commercial loans not secured by real estate), home equity loans and lines of credit, and consumer loans.

Fidelity Bank is subject to comprehensive regulation and examination by the Louisiana Office of Financial Institutions (“LOFI”) and the Federal Deposit Insurance Corporation (“FDIC”). Our website address is www.bankwithfidelity.com. Information on this website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area

We consider our primary market areas for deposit gathering and origination of loans held for investment to be southern Louisiana and for origination of loans held for sale to be southern Louisiana, the Florida panhandle and Mississippi. NOLA originates, primarily for resale, all of our residential mortgages in southern Louisiana, the Florida panhandle, and Mississippi; and the Metropolitan Statistical Areas (“MSA”) of New Orleans-Metairie-Hammond and Baton Rouge market areas are where we primarily originate loans and gather deposits.

The Bank’s branch offices are located in the Parish of East Baton Rouge, located within the Baton Rouge MSA, and the Parishes of Jefferson, Orleans, St. Tammany, and Tangipahoa, which are encompassed within the New Orleans-Metairie-Hammond MSA. The five-parish market area contains urban, suburban and more rural areas with large and small population centers. New Orleans and Baton Rouge are the two largest regional economies in Louisiana, with trade, tourism, government, technology, healthcare and the film industry among the leading industries and employment concentrations. New Orleans has one of the busiest ports in the world, and one of the largest oil and gas exploration regions is located to the south of New Orleans. The market area north of Lake Pontchartrain (Tangipahoa and St. Tammany Parishes) remains economically connected to the more urbanized Orleans and Jefferson Parishes, and we consider that area and the New Orleans area to be one overall market. The Baton Rouge MSA also borders the New Orleans MSA to the west. The southern Louisiana region remains exposed to tropical storms and hurricanes that increase operating risk to employers in the region, including financial institutions. The area is still recovering from the impact of Hurricane Katrina in 2005 and later hurricanes. The Baton Rouge metropolitan area, home to the state capital and related government employment, is also a major industrial, petrochemical, medical, research, motion picture and technology employment center. The main campus of Louisiana State University is also located there.

Overall economic conditions in our market area have resulted in loan demand from operating companies being generally softer than it was pre-pandemic, as higher interest rates have slowed business expansion. However, the labor markets in our market areas have remained relatively stable. Our market area’s main employment drivers are oil refining, healthcare and social assistance, retail trade and hospitality/tourism.

We believe that we have developed products and services that meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area. Our marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

Competition

We face strong competition within our primary market areas both in making loans and attracting retail deposits. Our market areas include large money centers and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. Large banks, such as Capital One, N.A, Hancock Whitney Bank, and JP Morgan Chase Bank, N.A., have a significant presence in our market area.

Our competition for loans comes primarily from the competitors referenced above and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities firms, financial technology companies, specialty finance firms and technology companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend toward consolidation of the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks.

Lending Activities

Our loan portfolio consists primarily of residential mortgage loans, residential construction, commercial real estate loans (which includes commercial mortgage, commercial construction and land development loans), commercial loans (which includes commercial and industrial, small business, and other commercial loans not secured by real estate), home equity loans and lines of credit, and consumer loans. Fidelity Bank originates loans for retention in our portfolio and generally does not sell loans, other than loans originated by its NOLA division, which are generally sold into the secondary market. In recent years, we have increased our focus on originating higher yielding commercial real estate loans, and we have continued that focus after the conversion and stock offering. We offer both adjustable-rate and fixed-rate residential mortgage loans. However, historically a significant majority of the residential real estate loans which we have originated are long-term, fixed-rate loans that generally conform to secondary market guidelines.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. Loan balances exclude the fair value of loans held for sale, which totaled $26.0 million and $22.6 million at December 31, 2024 and December 31, 2023, respectively.

	At December 31, 2024		At December 31, 2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential	$254,642	33.6%	$248,897	37.3%
Residential construction	34,139	4.5%	15,764	2.4%
Commercial real estate	241,063	31.8%	206,267	30.9%
Commercial	94,981	12.5%	69,619	10.4%
Home equity	106,550	14.1%	98,331	14.8%
Other consumer	26,690	3.5%	27,740	4.2%
	758,065	100.0%	666,618	100.0%
Less:
Undisbursed portion of mortgage loans	(161)		(118)
Net deferred loan costs (fees)	(1,007)		(816)
Allowance for credit losses	(6,244)		(6,203)
Loans, net	$750,653		$659,481

Contractual Maturities. The following table sets forth the contractual maturities of our total loans held for investment portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One- to Four- Family	Residential Construction (1)	Commercial Real Estate	Commercial	Home Equity	Other consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$13	$-	$29,858	$35,048	$2,203	$5,524	$72,646
After one through five years	3,449	—	149,858	31,591	12,122	20,961	217,981
After five through 15 years	12,547	—	30,344	22,352	92,210	56	157,509
More than 15 years	238,633	34,139	31,003	5,990	15	149	309,929
Total	$254,642	$34,139	$241,063	$94,981	$106,550	$26,690	$758,065

(1)	Comprised of permanent loans with fixed long-term interest rates but with the ability to modify and sell after construction is complete.

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all loans at December 31, 2024 that are due after December 31, 2025 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below include unearned loan origination fees.

	Due after December 31, 2025
	Fixed	Adjustable	Total
	(Dollars in thousands)
One- to four-family residential	$99,920	$154,709	$254,629
Residential construction	34,139	—	34,139
Commercial real estate	137,089	74,117	211,206
Commercial	33,180	26,753	59,933
Home equity loans and lines of credit	15,120	89,227	104,347
Other consumer	20,481	684	21,165
Total	$339,929	$345,490	$685,419

Residential Mortgage Lending. At December 31, 2024, we had $254.6 million of loans secured by first lien residential real estate, or 33.6% of total loans held for investment. The vast majority of our one- to four-family residential real estate loans, originated by NOLA, are secured by properties located in our primary market areas and sold into the secondary market. Fidelity Bank retains certain residential loans in its loan portfolio.

Our one- to four-family residential real estate loans are generally underwritten to secondary market guidelines. We offer both fixed-rate and adjustable-rate residential mortgage loans for terms up to 30 years. Adjustable-rate loans are tied to the one-year constant maturity Treasury rate. For adjustable-rate loans, the interest rate is fixed for the initial terms of three or five years, and then adjusts yearly thereafter with an annual rate cap of 2.0% and a lifetime rate cap of 6.0%. We generally limit the loan-to-value ratios of our residential mortgage loans to 90% (85% for borrowers using the property as a second home). Fidelity Bank generally requires private mortgage insurance on mortgage loans where the loan-to-value ratio exceeds the lesser of 80% of the appraised value of the property or the purchase price.

We do not offer “interest only” residential mortgage loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 640).

Residential Construction Loans. At December 31, 2024, we had $34.1 million in residential construction loans, or 4.5% of total loans, and had committed to loan an additional $27.1 million with respect to such loans. We make residential construction loans primarily to individuals for the construction or renovation of their primary residences. These types of loans are generally limited to the New Orleans, Hammond and Baton Rouge metropolitan statistical areas or within 100 miles of a NOLA loan production office and within the same state as that loan production office. The property pledged as security must be a first mortgage on a primary residence or second home. We do not make residential construction loans on manufactured homes, investment properties or 3- to 4- unit properties. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At December 31, 2024, our largest residential construction loan was for $4.0 million, $1.0 million of which had been disbursed, and which was performing according to its original terms.

The maximum construction loans generally can be made with a maximum loan-to-value ratio of 90%, or 80% for those classified as a jumbo loan by agency standards, of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursement of funds during the term of the construction loan.

Our residential construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Residential construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Commercial Real Estate Loans. At December 31, 2024, we had $241.1 million in commercial real estate loans, or 31.8% of total loans. Our commercial real estate portfolio is comprised primarily of retail, one- to four-family loans for investment purposes, multi-family, and office loans, and, to a lesser extent, commercial construction and land development loans. Our commercial real estate loans are generally secured primarily by retail and mixed-use properties and office buildings. Retail, one- to four-family for investment purposes, multi-family and office loans comprise approximately 18.4%, 15.1%, 19.5% and 12.7%, respectively, of our commercial real estate portfolio. Fidelity Bank uses an industry-standard measure to assess potential concentration levels on a quarterly basis, with the concentration levels consistently being assessed as low concentration. Our office building loan portfolio is concentrated in suburban areas. Based on loan review data, our commercial real estate loan portfolio currently has an average occupancy rate of approximately 92% and an average loan-to-value ratio of 65%. Substantially all of our commercial real estate loans are fixed-rate loans with three- to five-year balloon repayment terms. We generally limit the loan-to-value ratios of our commercial mortgage loans to 85% (80% for non-owner occupied properties) of the purchase price or appraised value, whichever is lower.

At December 31, 2024, our largest commercial real estate loan had an outstanding balance of $9 million and is secured by a hotel property in Metairie, Louisiana. At December 31, 2024, this loan was performing according to its original terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). Generally, we require that the debt service coverage ratio be at least 1.20x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the Board of Directors. Personal guarantees are generally obtained from the principals of commercial real estate borrowers. In addition, Fidelity Bank monitors financial statements and rent roll submissions, as well as conducts covenant testing, each on an ongoing basis.

Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the underlying business. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.25x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Commercial Loans. At December 31, 2024, commercial loans were $95.0 million, or 12.5% of total loans. We offer a broad range of commercial loans, including lines of credit and term loans, to a variety of commercial businesses. The loans are generally used to support working capital and general corporate needs. These loans are generally secured by business assets, such as equipment and accounts receivable. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 90% of the value of the collateral securing the loan. Generally, we require that the debt service coverage ratio be at least 1.30x.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

Our commercial loan portfolio includes Small Business Administration, or the “SBA” , -related lending for commercial purposes. Fidelity Bank generally makes SBA loans within its market areas, and most of the originations relate to the SBA 7(a) Loan Program and the SBA 504 Loan Program. SBA loans comprised $19.6 million of our commercial loan portfolio at December 31, 2024.

At December 31, 2024, our largest commercial loan was a line of credit for $15 million, of which $13.1 million was funded, and is secured by a UCC security interest in all chattel paper, accounts including contingency case fees, equipment and general intangibles, and fixtures. At December 31, 2024, this loan was performing according to its original terms.

Unlike residential or commercial real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial loans typically consists of equipment, accounts receivable, or inventory. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.

Home Equity Loans and Lines of Credit. At December 31, 2024, the outstanding balance of home equity loans and lines of credit was $106.6 million, or 14.1% of total loans. Such loans or lines of credit are secured by the borrower’s primary or secondary residence. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. The interest rate for home equity loans is fixed and the interest rate for home equity lines of credit is variable and based on the prime rate. The loan to value ratio is generally up to 90%, taking into account any superior mortgage on the collateral property. Generally, all applicants for a home equity loan or line of credit are required to have a FICO credit score of at least 640.

Home equity loans and lines of credit are generally secured by junior mortgages and have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Other Consumer Loans. At December 31, 2024, consumer loans were $26.7 million, or 3.5% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by residential lots, home improvement, deposit-secured automobiles and trucks (new and used), boats, trailers, and other consumer assets. Automobile loans generally require a FICO score of at least 650 and a maximum debt-to-income ratio of 45%. Automobile loans have fixed interest rates and terms up to five years for used automobiles.

In furtherance to our commitment to the local community and consistent with our Community Reinvestment Act (“CRA”) compliance and efforts, we offer a Credit Builder Program to assist borrowers who have no traditional credit or seek to repair their credit in order to establish a savings pattern and building credit. Fidelity Bank also maintains a Home Ownership Made Easy loan program to provide home ownership opportunities to underserved areas.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales

Our loan originations are generated by our loan personnel operating at our banking office, NOLA’s loan production offices and mortgage brokers. We also obtain referrals from existing and former customers and from accountants, real estate brokers, builders and attorneys. All loans we originate are underwritten pursuant to our policies and procedures which incorporate secondary market underwriting guidelines to the extent applicable for residential loans. For the twelve months ended December 31, 2024, NOLA originated $367.8 million in loans for sale to the secondary market.

While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk strategy, we originate for sale and sell a portion of the long-term, fixed-rate, one- to four-family residential real estate loans that we originate on a servicing-retained, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. Fidelity Bank sells loans to the secondary market using both best efforts and mandatory commitment procedures. In a best efforts sale, Fidelity Bank will make its best effort to process, fund, and deliver the loan to a particular investor. If the loan fails to fund, there is no cost to the seller. Under mandatory commitment, Fidelity Bank commits to deliver a funded loan to the buyer, and therefore assumes any market risk should delivery not take place. This market risk is minimized by our use of appropriate hedging tools. It is the policy of Fidelity Bank that all hedging activity will be done for the purposes of mitigating interest rate risk and basis point risk. At least annually, Fidelity Bank’s internal audit department conducts a review of the secondary market risk management program to ensure its integrity, accuracy and reasonableness.

Historically, we have had limited investment in loan participations sales, with Fidelity Bank as the lead, as well as limited loan participation purchases.

Loan Approval Procedures and Authority

Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all real estate loans that we originate, property valuations must be performed by outside independent state-licensed appraisers approved by our Board of Directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

By law, the aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 10% of Fidelity Bank’s capital and declared surplus (25% for secured credits). At December 31, 2024, our largest credit relationship to one borrower, which is an established law firm, is a line of credit for $15 million, of which $13 million is funded, and is secured by a UCC security interest in all chattel paper, accounts including contingency case fees, equipment and general intangibles, and fixtures. At December 31, 2024, this loan was performing according to its original terms.

Our Management Loan Committee, which consists of our Chief Executive Officer, Chief Credit Officer, the relevant Credit Manager and the relevant Market Area President, reviews all loans and may approve loans up to $5.0 million, with the Chief Executive Officer and Chief Credit Officer retaining the ability to reject any proposed loans. Loans in excess of $5.0 million are submitted to the Board of Directors for final approval.

Generally, we require property and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we require an escrow for flood insurance (where appropriate) and generally require an escrow for required property taxes and insurance. On occasion, we allow borrowers to pay their own taxes and property and casualty insurance as long as proof of payment is provided.

Delinquencies, Classified Assets and Non-performing Assets

Delinquency Procedures. When a borrower fails to make a required monthly payment on a loan, we mail a notice to the borrower and attempt to contact the borrower. All delinquent loans are reported to the Board of Directors each month. After 90 days delinquent the loan is transferred to the appropriate collections personnel. Our policies provide that a late notice be sent each month that the loan is past due. Once the loan is considered in default, generally at 90 days past due, a letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2024, we held properties totaling approximately $610 thousand in other real estate owned as a result of foreclosure for all property types.

Loan Modifications to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. During 2024, there were two loans with total outstanding balances of $311 thousand at December 31, 2024 that were modified. During 2023, we had one such loan modification, with an outstanding balance of $34,000 as of December 31, 2023.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount as of December 31, 2024.

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2024
1-4 family residential	$16,549	$6,043	$6,026	$28,618	$226,024	$254,642	$—
Construction	—	—	—	—	34,139	34,139	—
Commercial real estate	101	—	—	101	240,962	241,063	—
Other commercial	401	194	622	1,217	93,764	94,981	—
Home equity	2,073	787	1,217	4,077	102,473	106,550	—
Other consumer	409	80	118	607	26,083	26,690	—
Total	$19,533	$7,104	$7,983	$34,620	$723,445	$758,065	$—

The following table sets forth our loan delinquencies by type and amount as of December 31, 2023.

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2023
1-4 family residential	$1,820	$1,126	$2,858	$5,804	$243,093	$248,897	$—
Construction	—	—	—	—	15,764	15,764	—
Commercial real estate	—	—	—	—	206,267	206,267	—
Other commercial	689	79	1,007	1,775	67,844	69,619	—
Home equity	1,135	593	396	2,124	96,207	98,331	—
Other consumer	273	171	5	449	27,291	27,740	—
Total	$3,917	$1,969	$4,266	$10,152	$656,466	$666,618	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status, including loan modifications to borrowers experiencing financial difficulty which are on non-accrual status, and foreclosed assets and other loan collateral acquired through foreclosure and repossession. We had no loans delinquent 90 days or more and still accruing.

	At December 31,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential	$10,230	$5,334
Residential construction	—	—
Commercial real estate	—	426
Commercial	765	1,314
Home equity loans and lines of credit	1,834	561
Other consumer	160	30
Total non-accrual loans	$12,989	$7,665
Total non-performing loans	$12,989	$7,665
Foreclosed assets	$610	$815
Total non-performing assets	$13,599	$8,480
Total non-performing loans to total loans(1)	1.72%	1.15%
Total non-accrual loans to total loans(1)	1.72%	1.15%
Total non-performing assets to total assets	1.11%	0.75%

(1) Total loans only includes loans held for investment

Classified Assets. State regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on non-accrual status and classified “substandard.”

The table below sets forth our classified and criticized loans at the dates indicated.

	At December 31,
	2024	2023
	(Dollars in thousands)
Substandard assets	$15,497	$11,549
Doubtful assets	300	478
Loss assets	—	—
Total classified loans	$15,797	$12,027
Special mention (criticized) loans	$2,090	$11,618

Allowance for Credit Losses

Allowance for credit losses. On January 1, 2023, Fidelity Bank adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change requires credit losses to be presented as an allowance rather than as a write down on available-for-sale debt securities which management does not intend to sell or believes that it is more likely than not they will be required to sell.

Upon adoption of these new credit loss measurement standards, the Company did not recognize a material change to its financial position or results of operations. No retroactive cumulative effect of accounting changes were recognized in this adoption. The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At December 31,
	2024	2023
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$6,203	$7,298
Provision for credit losses	1,530	649
Charge-offs:
One- to four-family residential	(306)	(5)
Residential construction	—	—
Commercial real estate	—	—
Other commercial	(1,114)	(1,277)
Home equity loans and lines of credit	—	(47)
Other consumer	(241)	(478)
Total charge-offs	(1,661)	(1,807)
Recoveries:
One- to four-family residential	6	—
Residential construction	2	—
Commercial real estate	—	3
Other commercial	118	30
Home equity loans and lines of credit	—	—
Other consumer	46	30
Total recoveries	172	63
Net charge-offs	(1,489)	(1,744)
Allowance at end of period	$6,244	$6,203
Allowance for credit losses to total loans outstanding at end of period(1)	0.82%	0.93%
Non-accrual loans to total loans outstanding at end of period(1)	1.72%	1.15%
Allowance for credit losses to non-accrual loans at end of period	48.07%	80.93%
Net charge-offs to average loans outstanding during period	0.20%	0.27%
(1) Total loans only includes loans held for investment.

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

	For the Year Ended December 31,
	2024	2023
Net (charge-offs) recoveries to average loans outstanding during the period:
One- to four-family residential	0.04%	0.00%
Residential construction	0.00%	0.00%
Commercial real estate	0.00%	0.00%
Other commercial	0.13%	0.20%
Home equity loans and lines of credit	0.00%	0.01%
Other consumer	0.03%	0.07%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31, 2024			At December 31, 2023
	Allowance for Credit Losses	Percent of Allowance in Category to Total Allowance	Percent of Loans in Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Category to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential	$2,246	36.0%	33.6%	$1,210	19.5%	37.3%
Residential construction	539	8.6%	4.5%	1	0.0%	2.4%
Commercial real estate	257	4.1%	31.8%	2,218	35.8%	30.9%
Other commercial	1,209	19.4%	12.5%	1,586	25.6%	10.4%
Home equity loans and lines of credit	1,224	19.6%	14.1%	536	8.6%	14.8%
Other consumer	769	12.3%	3.5%	652	10.5%	4.2%
Total allocated allowance	$6,244	100.0%	100.0%	$6,203	100.0%	100.0%

Investment Activities

General. The goals of our investment securities portfolio is to maximize portfolio yield over the long term in a manner that is consistent with liquidity needs, pledging requirements, asset/liability strategies, and safety/soundness concerns, including managing the risks of investment securities. The fundamental elements of our risk management program include board and senior management oversight and a comprehensive risk management process that seeks to effectively identify, measure, monitor, and control risk. These risks include, but are not necessarily limited to: extension risk, market risk, credit risk, liquidity risk, operational risk, interest rate risk, systemic risk and legal risk.

Our investment policy was adopted by the Board of Directors and is reviewed annually by the Board of Directors. Most investment decisions are made by our Chief Financial Officer according to board-approved policies. An investment schedule detailing the investment portfolio and all trade activity is reviewed at least quarterly by the Board of Directors.

Our current investment policy permits, with certain limitations, investments in, among other things: U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations issued by the Small Business Administration, Fannie Mae, Ginnie Mae, and Freddie Mac; corporate and municipal bonds; asset-backed securities; certificates of deposit in other financial institutions; federal funds and money market funds, among other investments.

At December 31, 2024, our investment portfolio totaled $244.1 million and consisted of securities and obligations issued by U.S. government-sponsored enterprises as well as corporate bonds. At December 31, 2024, we also owned $4.4 million of Federal Home Loan Bank of Dallas stock. As a member of Federal Home Loan Bank of Dallas, we are required to purchase stock in the Federal Home Loan Bank of Dallas, which is carried at cost and classified as a restricted investment.

At December 31, 2024, all of our investment securities are carried at fair value through accumulated other comprehensive income.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market areas. We offer a selection of deposit accounts, including NOW, savings accounts, money market accounts, certificates of deposit and wholesale and brokered certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and our favorable reputation in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31, 2024			At December 31, 2023
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Negotiable Order of Withdrawal	$242,575	30.3%	0.07%	$268,379	34.9%	0.06%
Savings	110,288	13.8%	0.10%	127,213	16.5%	0.09%
Money Market	131,988	16.5%	1.84%	108,778	14.1%	1.21%
Certificates of deposit	209,856	26.2%	3.23%	174,362	22.7%	2.77%
Wholesale and brokered certificates of deposit (1)	106,035	13.2%	3.39%	90,556	11.8%	3.54%
Total	$800,742	100.0%	1.63%	$769,288	100.0%	1.23%

At December 31, 2024 and December 31, 2023, the aggregate amount of all uninsured deposits (deposits in excess of the FDIC limit of $250,000 per account) was $78.9 million and $78.4 million, respectively. At December 31, 2024 and December 31, 2023, the aggregate amount of all uninsured certificates of deposit was $43.2 million and $23.2 million, respectively. At December 31, 2024 and December 31, 2023, we had no deposits that were uninsured for any reason other than being in excess of the FDIC limit.

The following table sets forth, by time remaining until maturity, the uninsured certificates of deposit at December 31, 2024.

At December 31, 2024
(Dollars in thousands)
Three months or less	$20,748
Over three months through six months	11,323
Over six months through 12 months	5,320
Over 12 months	5,834
Total	$43,225

Borrowings. We may obtain additional advances from the Federal Home Loan Bank of Dallas upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2024, we had $73.5 million in outstanding advances from the Federal Home Loan Bank of Dallas. At December 31, 2024, based on available collateral and our ownership of Federal Home Loan Bank of Dallas common stock, we had access to up to an additional $364 million of advances from the Federal Home Loan Bank of Dallas. As of December 31, 2023, Fidelity Bank had $120 million borrowed from the Federal Reserve Board’s Bank Term Funding Program, which has been subsequently paid off. The borrowing carried a fixed rate of 4.76%.

Properties

Fidelity Bank has 18 full-service branches, including our main office, two drive-up ATM branches and 14 stand-alone ATMs located in southern Louisiana, one ITM branch, and 9 loan production offices throughout Louisiana, Florida and Mississippi. We conduct our operations from our main office in New Orleans, Louisiana. We own 12 of our offices, including our main office. NOLA currently operates 9 loan production offices located in and serving communities throughout Louisiana, Mississippi, and Florida. At December 31, 2024 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $54.1 million.

Subsidiary Activities

Fidelity Bank is the sole and wholly-owned subsidiary of FB Bancorp. Fidelity Bank has no subsidiaries.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2024, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

Expense and Tax Allocation Agreements

Fidelity Bank entered into an agreement with FB Bancorp for Fidelity Bank to provide FB Bancorp with certain administrative support services. FB Bancorp compensates Fidelity Bank in an amount not less than the fair market value of the services provided. In addition, FB Bancorp and Fidelity Bank entered into an agreement to establish a method for allocating and reimbursing the payment of their consolidated tax liability.

Human Capital Resources

At December 31, 2024, we had 329 full-time equivalent employees. Our employees are not represented by a collective bargaining group. Management believes that we have a good working relationship with our employees.

Supervision and Regulation

General

Fidelity Bank is a Louisiana-chartered non-member stock savings bank. Fidelity Bank’s deposits are insured up to applicable limits by the FDIC. Fidelity Bank is subject to extensive regulation and supervision by the LOFI, as its chartering agency, and by the FDIC, its primary federal regulator and the insurer of its deposit accounts. Fidelity Bank is required to file reports with, and is periodically examined by, the FDIC and the LOFI concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, FB Bancorp is regulated by the Federal Reserve Board and by the LOFI. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and the public, the Deposit Insurance Fund of the FDIC, and the U.S. banking and financial system rather than holders of our securities or our creditors. Fidelity Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes and the adequacy of an institution’s risk management framework; and establish the timing and amounts of assessments and fees imposed by the regulatory agencies. Bank regulators conducting an examination have complete access to the books and records of the examined institution. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks relating to capital, asset quality, management, earnings, liquidity, sensitivity to market risk, and other factors. These ratings rely on the supervisor’s judgment and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Fidelity Bank or FB Bancorp, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches. The results of bank regulator examinations are confidential.

In addition, Fidelity Bank must comply with anti-money laundering and countering the financing of terrorism laws and regulations, the Community Reinvestment Act (“CRA”) and its implementing regulations, and fair lending laws and regulations. The FDIC and the LOFI have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

FB Bancorp is a bank holding company and is required to comply with the rules and regulations of the Federal Reserve Board, including the Bank Holding Company Act of 1956, as amended (the “BHCA”). It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. FB Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Louisiana legislature, Congress, the LOFI, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission, or other federal or state agencies whose regulations Fidelity Bank or FB Bancorp may be required to comply with, could have a material adverse impact on the operations and financial performance of FB Bancorp and Fidelity Bank.

The following is a brief summary that does not purport to be a complete description of all the laws and regulations that affect Fidelity Bank or FB Bancorp or all aspects of those laws and regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to FB Bancorp’s and Fidelity Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on Fidelity Bank and FB Bancorp, are difficult to predict. Regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to Fidelity Bank or FB Bancorp. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on FB Bancorp’s and Fidelity Bank’s business, operations, and earnings.

Louisiana Banking Laws Applicable to Fidelity Bank

General. As a Louisiana-chartered bank, Fidelity Bank is subject to supervision, regulation and examination by the LOFI, and must comply with various Louisiana statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. The approval of the LOFI is required for a Louisiana-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Branching. Louisiana savings banks may, with the approval of the LOFI, establish additional branches within the state of Louisiana. Fidelity Bank may also establish additional branch offices outside of Louisiana, subject to prior regulatory approval, so long as the laws of the state where the branch is to be located would permit a state bank chartered in that state to establish a branch. Any new branch, whether located inside or outside of Louisiana, must also be approved by the FDIC as Fidelity Bank’s primary federal regulator.

Dividends. Fidelity Bank’s Board of Directors may not declare or pay any cash dividends for a period of two years from the issuance of its certificate of authority, or for such shorter period as the commissioner of the LOFI may prescribe. Thereafter, Fidelity Bank’s Board of Directors may quarterly, semiannually, or annually declare cash dividends. Louisiana law does not permit cash dividends to be declared or paid until a stock savings bank has surplus equal to twenty percent of its outstanding common stock, and the surplus cannot be reduced below that twenty percent level by the payment of the cash dividend. Prior approval of the LOFI is required if the total of all cash dividends declared and paid by a stock savings bank and amounts used to redeem or repurchase its stock during any one year would exceed the total of its net profits of that year combined with the net profits from the immediately preceding year. Each financial institution converting to a savings bank, before a declaration of a cash dividend on its common stock, is required to transfer not less than one-half of its net profits of the preceding six months to its paid-in surplus until it has paid-in surplus equal to twenty percent of capital stock. The LOFI defines net profits as the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, paid and accrued dividends on preferred stock, if any, all federal and state taxes, and cash dividends on common stock paid or accrued over the calculation period.

Loans to One Borrower Limitations. A Louisiana savings bank may not loan on an unsecured basis to any one person, directly or indirectly, an amount in excess of 10% of the bank’s net worth. In addition, a Louisiana savings bank may not loan on a secured basis to any one person an amount in excess of 25% of the bank’s net worth. The cumulative lending to one person on a secured and unsecured basis may not exceed 25% of the savings bank’s net worth. Finally, the total direct and indirect loans by a Louisiana savings bank to any person outstanding at one time, and at least 100% secured by readily marketable collateral having a market value, may not exceed 10% of the bank’s net worth.

Loans to a Bank’s Insiders. Under Louisiana law, a state-chartered savings bank may not make any loan to any person owning 10% or more of its capital stock or to any affiliated person, agent, or attorney, except in accordance with the laws and regulations applicable to national banks for similar transactions.

Investment Activities. Louisiana savings banks are permitted to make investments in specified categories of investment types, including in marketable investment securities, but the total amount of such securities of any one maker or obligor may not exceed 10% of the savings bank’s total capital. Under Louisiana law, “marketable investment securities” does not include stocks but means investment grade marketable obligations in the form of bonds, notes or debentures, of a type customarily sold on recognized exchanges or traded over the counter.

Parity. Subject to the LOFI’s regulations, Louisiana savings banks may obtain such other powers available to other banks operating under the laws of the state of Louisiana as are consistent with the policies and purposes of Louisiana banking law.

Regulatory Enforcement Authority. A violation of the provisions of law applicable to Louisiana savings banks will be deemed an unsafe and unsound practice, and may subject the bank or its directors, officers, or employees to the assessment of civil money penalties and other enforcement powers of the LOFI, including orders requiring affirmative action, cease-and-desist orders, and removal of directors and officers.

Louisiana has other statutes and regulations that are similar to certain of the federal provisions discussed below.

Federal Banking Laws and Regulations Applicable to Fidelity Bank

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and related surplus and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Federal law required the federal banking agencies, including the FDIC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2022. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Fidelity Bank has opted out of the community bank leverage ratio framework.

Capital Distributions. The Federal Deposit Insurance Act (the “FDIA”) generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet applicable regulatory capital requirements. The FDIC also has the authority to deem certain dividends unsafe or unsound practices if the FDIC determines they are excessive in relation to capital and earnings. The FDIC may further restrict the payment of dividends by engaging in supervisory action to restrict dividends or by requiring a bank to maintain a higher level of capital than would otherwise be required under applicable minimum capital requirements.

CRA. All insured depository institutions have a responsibility under the CRA and its implementing regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers, consistent with safe and sound banking operations. The FDIC is required to assess Fidelity Bank’s record of compliance with the CRA. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. Fidelity Bank received a “Satisfactory” CRA rating in its most recent federal examination in April 2021 An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.

The FDIC’s current CRA regulations in effect for banks of Fidelity Bank’s asset size are generally based upon objective criteria of the performance of institutions under two key assessment tests: (i) a lending test; and (ii) a community development test. On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. Under the regulations, the applicability date for the majority of the provisions in is January 1, 2026, and additional requirements will be applicable under the regulations on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.

Transactions with Affiliates and Loans to Insiders. An insured depository institution’s authority to engage in transactions with its affiliates is generally limited by Sections 23A and 23B of the Federal Reserve Act, as made applicable to Fidelity Bank by Section 18(j) of the FDIA, and by the Federal Reserve Act’s implementing regulation, Regulation W. An affiliate includes, among other things, a company that controls, or is under common control with, an insured depository institution such as Fidelity Bank. FB Bancorp is an affiliate of Fidelity Bank because it controls Fidelity Bank. In general, “covered transactions” between an insured depository institution and its affiliates, as defined by Section 23A and Regulation W, are subject to certain quantitative limits and collateral requirements. “Covered transactions” with affiliates must be consistent with safe and sound banking practices and may not involve the purchase of low-quality assets. Under Section 23B and Regulation W, transactions with affiliates must generally be on terms that are substantially the same, or at least as favorable to, the institution as comparable transactions with or involving non-affiliates.

Fidelity Bank’s authority to extend credit to its and its affiliates’ directors, executive officers and 10% stockholders (insiders), as well as to entities controlled by such insiders (related interests), is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act, as made applicable to Fidelity Bank through Section 18(j) of the FDIA, and Regulation O of the Federal Reserve Board, as made applicable by FDIC regulation. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•
not exceed certain limitations on the amount of credit extended to such insiders and their related interests, individually and in the aggregate, which limits are based, in part, on the amount of Fidelity Bank’s unimpaired capital and unimpaired surplus.

In addition, extensions of credit to insiders or their related interests in excess of certain limits must be approved in advance by a majority of Fidelity Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of credit extension involved.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain safety and soundness standards for the insured depository institutions they supervise. These standards relate to, among other things, internal controls, information and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation and benefits, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease-and-desist order and/or the imposition of civil money penalties.

Prompt Corrective Action. Federal law requires, among other things, that federal banking agencies take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the FDIC’s regulations establish five capital categories: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 capital ratio of less than 3.0%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, and the payment of management fees, as well as restrictions or prohibitions on the payment of dividends. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more additional restrictions, including: a regulatory order to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and limits on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after they obtain such status.

The FDIC may also appoint a conservator or receiver for an insured state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:

•
Insolvency, or when the assets of the bank are less than its liabilities to depositors and others;
•
Substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;
•
Substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;
•
Existence of an unsafe or unsound condition to transact business;
•
Likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and
•
Insufficient capital, or the incurring or likely incurring of losses that will substantially deplete all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Brokered Deposits. The FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, upon application to and a waiver from the FDIC, “adequately capitalized.” Less-than-well-capitalized banks also are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the FDIC’s brokered deposit regulations provide a limited exception for reciprocal deposits for banks that are well capitalized and have sufficient supervisory ratings (or are adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified banks are able to exempt from treatment as “brokered” deposits up to $5 billion or 20 percent of the institution’s total liabilities in reciprocal deposits. The Company does not participate currently in any reciprocal deposit programs.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Fidelity Bank, generally up to a maximum of $250,000 per separately insured depositor per account ownership category. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years. The assessment range (inclusive of possible adjustments) for institutions of Fidelity Bank’s size is currently 2.5 basis points to 32 basis points.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Fidelity Bank. For the year ended December 31, 2024, the FDIC insurance expense for Fidelity Bank was $525 thousand. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by, or written agreement entered into with, the FDIC. Fidelity Bank does not know of any practice, condition or violation that may lead to termination of its deposit insurance.

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the Deposit Insurance Fund. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.

Privacy Regulations. Applicable regulations require Fidelity Bank to disclose its privacy policies, including identifying with whom it shares customers’ “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. Federal regulations also require Fidelity Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, Fidelity Bank is required to provide customers with the ability to “opt-out” of having Fidelity Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

Cybersecurity Regulations. In 2021, the federal banking agencies adopted rules providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

The Bank Secrecy Act and Anti-Money Laundering/Countering the Financing of Terrorism Regulations. Fidelity Bank must comply with the anti-money laundering and countering the financing of terrorism (“AML/CFT”) provisions of the Bank Secrecy Act (the “BSA”) as amended by the USA PATRIOT Act and implementing regulations issued by the FDIC and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury. Together, the BSA and the USA PATRIOT Act require Fidelity Bank to implement an AML/CFT compliance program to detect and prevent money laundering, terrorist financing, and illicit crime, to establish a customer identification program and other internal controls, conduct customer due diligence, administer training, maintain specified records, and report suspicious activity, among other things.

Office of Foreign Assets Control. The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by Fidelity Bank in the conduct of its business in order to assure compliance. Fidelity Bank is responsible for, among other things, blocking accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial and reputational consequences for Fidelity Bank.

Prohibitions Against Tying Arrangements. Fidelity Bank is prohibited, subject to some exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution or its affiliates.

Consumer Protection and Fair Lending Regulations. Fidelity Bank is subject to a variety of federal and state statutes and regulations that are intended to protect consumers and to prohibit discrimination in the granting of credit. Section 5 of the Federal Trade Commission Act, enforced by the FDIC, prohibits unfair and deceptive acts and practices against consumers. The Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination based on race or color, religion, national origin, sex, familial status, and other protected bases, in any aspect of a consumer or commercial credit or residential real estate transactions, and in banks’ lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal or state regulatory agencies and the Department of Justice.

Other Regulations. Interest and other charges collected or contracted for by Fidelity Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations of Fidelity Bank are also subject to state and federal laws applicable to credit transactions, such as the:

•
Truth in Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected; and
•
Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Fidelity Bank also are subject to, among others, the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Enforcement. The FDIC has extensive enforcement authority over insured state-chartered savings banks, including Fidelity Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of law or regulation or to engagement in unsafe or unsound practices.

Federal Home Loan Bank System

As noted above, Fidelity Bank is a member of the Federal Home Loan Bank System. the Federal Home Loan Banks provide central credit facilities primarily for member institutions. Members of a Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Fidelity Bank complied with this requirement to hold shares of the Federal Home Loan Bank of Dallas at December 31, 2024.

Bank Holding Company Regulation

Supervision and Enforcement Authority. FB Bancorp is a bank holding company within the meaning of the BHCA. As such, FB Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over FB Bancorp and its non-bank subsidiaries. The Federal Reserve Board take informal enforcement actions, including board resolutions or memoranda of understanding, or formal enforcement actions, including written agreements or cease and desist orders, against FB Bancorp. Such actions may require FB Bancorp to take identified corrective actions to address cited concerns and to refrain from taking certain actions. Among other things, the Federal Reserve Board has the power to order a bank holding company or its non-bank subsidiaries to terminate any activity or terminate its ownership or control of such subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

If FB Bancorp becomes subject to and is unable to comply with the terms of any enforcement actions, supervisory agreements, directives, or orders, then it could become subject to additional, heightened supervisory actions and orders, possibly including prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If the Federal Reserve Board took such actions, then FB Bancorp could, among other things, become subject to significant restrictions on its ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our securities.

Non-Banking Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies.

Capital. FB Bancorp is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis). The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the Federal Reserve Board has increased the threshold for the exception to $3.0 billion, provided that such companies meet certain other conditions such as not engaging in significant non-banking activities. As a result, FB Bancorp will not be subject to the capital requirements until such time as its consolidated assets exceed $3.0 billion or unless otherwise directed by the Federal Reserve Board.

Source of Strength. Under federal law, bank holding companies must act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, managerial and other support in times of financial stress. This support may be required at times when FB Bancorp may not have the resources to provide support to Fidelity Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary is assumed by the bankruptcy trustee, and entitled to a priority of payment.

Stock Purchases and Redemptions and Dividends. Under Regulation Y, a bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized and well-managed bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued supervisory guidance regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. This guidance provides for regulatory consultation and non-objection under specified circumstances prior to a bank holding company redeeming or repurchasing regulatory capital instruments, including common stock, regardless of the previously referenced notification requirement. In general, the guidance also provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulations and supervisory policies may affect the ability of FB Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

U.S. Monetary Policies. We are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve Board. ln view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on our business or financial condition.

Louisiana Holding Company Regulation. Under Louisiana law, the LOFI has authority to annually examine bank holding companies that own or control Louisiana savings banks and to issue orders and take other action against such bank holding companies. In addition, bank holding companies must provide the LOFI with a copy of the annual reports they submit to the Federal Reserve Board, and with copies of the reports submitted to the Federal Reserve Board if they are under formal enforcement actions.

Change in Bank Control Act and Bank Holding Company Act Requirements

Under the Change in Bank Control Act, no person or group of persons may acquire “control” of a bank holding company, such as FB Bancorp, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act and its implementing regulation, means the power, directly or indirectly, to direct the management or policies of an insured depository institution or owning, controlling, or holding with power to vote 25% or more of any class of voting stock. There is a rebuttable presumption of control if, immediately after the transaction, the acquiring person will own, control, or hold with power to vote 10% or more of a class of voting stock, and (i) if the holding company involved has its shares registered under the Securities Exchange Act of 1934, or (ii) if no other person will own, control or hold the power to vote a greater percentage of that class of voting stock after the acquisition.

In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company, or ownership or control of any voting shares of any bank or bank holding company if after such acquisition it would own or control, directly or indirectly, more than 5.0% of the voting shares of such bank or bank holding company, without first having obtained the approval of the Federal Reserve Board. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls, or has power to vote 25% or more of any class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve Board has determined, after notice and opportunity for hearing, that the company directly or indirectly exercises a controlling influence over the management or policies of the bank or bank holding company. The Federal Reserve Board has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve Board, could constitute the acquisition of control of a bank or bank holding company for purposes of the BHCA. In approving bank or bank holding company acquisitions, the Federal Reserve Board is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the CRA), the effectiveness of the applicant in combating money laundering activities and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. Fidelity Bank’s ability to make future acquisitions will depend on its ability to obtain approval for such acquisitions from the Federal Reserve Board. The Federal Reserve Board could deny our application based on the above criteria or other considerations.

FB Bancorp’s common stock is registered with the Securities and Exchange Commission. FB Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration under the Securities Act of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of FB Bancorp may be resold without registration. Shares purchased by an affiliate of FB Bancorp are subject to the resale restrictions of Rule 144 under the Securities Act. If FB Bancorp meets the current public information requirements of Rule 144, each affiliate that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of FB Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Emerging Growth Company Status. We are an emerging growth company. For as long as we continue to be an emerging growth company, we have elected to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also are not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. If FB Bancorp were to subsequently elect not to use this extended transition period, such election would be irrevocable. Due to our use of the extended transition period, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

A company loses emerging growth company status on the earlier of: (1) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act; (3) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, a “large accelerated filer” is defined as a corporation with at least $700 million of voting and non-voting equity held by non-affiliates).

TAXATION

Federal Taxation

General. FB Bancorp and Fidelity Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to FB Bancorp and Fidelity Bank.

Method of Accounting. For federal income tax purposes, Fidelity Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The alternative minimum tax, or “AMT” , for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At December 31, 2024, Fidelity Bank had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At December 31, 2024, Fidelity Bank had no net operating loss carryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any un-deducted loss remaining after the five-year carryover period is not deductible. At December 31, 2024, Fidelity Bank had no capital loss carryovers.

Corporate Dividends. FB Bancorp may generally exclude from its income 100% of dividends received from Fidelity Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Fidelity Bank’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Fidelity Bank is subject to Louisiana taxation in the same general manner as other financial institutions. In particular, Fidelity Bank is subject to the Louisiana bank shares tax. It is exempt from the Louisiana corporation income and franchise tax.

FB Bancorp is subject to the Louisiana Corporation Income Tax based on its Louisiana taxable income. The Corporation Income Tax applies at graduated rates from 3.5% on the first $50,000 of Louisiana taxable income, 5.5% on the next $100,000 of Louisiana taxable income, and 7.5 % on the excess Louisiana taxable income over $150,000. For these purposes, “Louisiana taxable income” means net income which is earned within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. FB Bancorp will file its Louisiana corporation income tax return on a separate corporation basis. Because Fidelity Bank is subject to the Louisiana bank shares tax, it is exempt from the Louisiana corporation income and franchise tax. Any future dividends paid by Fidelity Bank to FB Bancorp will not be included in the Louisiana taxable income of FB Bancorp.

The Louisiana bank shares tax is imposed on the assessed value of Fidelity Bank’s retained earnings and, following the conversion and stock offering, on its retained earnings and capital stock accounts. The formula for deriving the assessed value is to calculate 15% of the sum of:

(i)	20% of Fidelity Bank’s capitalized earnings, plus
(ii)	80% of Fidelity Bank’s taxable stockholders’ equity, minus
(iii)	50% of Fidelity Bank’s real and personal property assessment.

Various items may also be subtracted in calculating Fidelity Bank’s capitalized earnings. Following the conversion and stock offering, our Louisiana bank shares tax liability significantly increased on an annual basis.

As a Maryland business corporation, FB Bancorp is required to file an annual report with and pay personal property taxes to the State of Maryland.

Item 1A. Risk Factors.

Risks Related to Our Lending Activities

The Company’s commercial real estate loans involve credit risks that could adversely affect its financial condition and results of operations.

At December 31, 2024, commercial real estate loans totaled $241.1 million, or 31.8% of the Company’s loan portfolio. Commercial real estate loans generally have large balances and depend on the underlying collateral. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, their repayment can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. The Company intends to increase its commercial real estate loan portfolios which may increase the corresponding risks and potential for losses from these loans.

The Company’s commercial loans involve credit risks that could adversely affect its financial condition and results of operations.

At December 31, 2024, commercial loans totaled $95.0 million, or 12.5% of the Company’s loan portfolio. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Further, any collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. The Company intends to increase its commercial loan portfolios and as it increases, the corresponding risks and potential for losses from these loans may also increase.

The unseasoned nature of recently originated loans, in particular, commercial real estate and commercial loans, may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt the Company’s profits.

The Company continues to seek to grow and diversify its loan portfolio prudently by increasing the origination of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. Pursuant to this strategy, Fidelity Bank’s average balance of loans held for investment during the year ended December 31, 2024, increased by $103.6 million, or 16.9%, compared to the same period in 2023. While to date, the Company has not incurred any losses with regard to loans originated during this period, this portion of the loan portfolio is unseasoned and does not provide the Company with a significant payment history pattern from which to judge future collectability, especially in the event of a future period of declining and unfavorable or recessionary economic conditions. As a result, it may be difficult to predict the future performance of this part of the Company’s loan portfolio. These more recently originated loans may have delinquency or charge-off levels above the Company’s historical experience, which could adversely affect its future financial performance. Further, commercial real estate and commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if the Company makes any errors in judgment in the collectability of these loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with its residential mortgage loan or consumer loan portfolios.

If the Company’s allowance for credit losses is not sufficient to cover actual loan losses, its earnings could decrease.

The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the allowance for credit losses, The Company reviews its current loans, analyzes its historical and current losses and delinquencies, and evaluates market and national economic conditions. If the Company’s assumptions or the results of its analyses are incorrect, its allowance for credit losses may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to its allowance. In addition, the Company’s emphasis on loan growth and on increasing its portfolios of commercial real estate and commercial loans, as well as any future credit deterioration, could require the Company to increase its allowance for credit losses in the future. Material additions to the Company’s allowance would materially decrease its net income.

The implementation of the Current Expected Credit Loss, referred to as “CECL” throughout this document, standard became effective for Fidelity Bank on January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. Accordingly, the Company changed its method of providing allowances for loan losses that are incurred or probable, which required the Company to increase its allowance for credit losses, and to greatly increase the types of data it must collect and review to determine the appropriate level of the allowance for credit losses.

In addition, bank regulators periodically review the Company’s allowance for credit losses and, as a result of such reviews, the Company may be required to increase its provision for credit losses or recognize further loan charge-offs. Any increase in the Company’s allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on its financial condition and results of operations.

The geographic concentration of the Company’s loan portfolio and lending activities makes the Company vulnerable to a downturn in the local economy.

The Company primarily serves individuals and businesses located in the Southern Louisiana and the New Orleans metropolitan area, the Florida panhandle, and Mississippi. At December 31, 2024, approximately $423 million, or 56%, of loans held for investment were originated in the New Orleans and North Shore New Orleans metropolitan area. These loans are primarily secured by real estate in these market areas. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies in these market areas. Although the Company’s loan portfolio has very limited exposure to commercial office space in downtown New Orleans, increased vacancies in this market resulting in depressed prices could further effect on the New Orleans metropolitan area. Moreover, the continued trend of hybrid and remote work would likely result in increased vacancy rates in commercial office space throughout the New Orleans metropolitan area which could also negatively affect the demand for retail occupancy and sales in surrounding areas, any of which could adversely affect the value of the properties used as collateral for such loans. Similarly, weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond the Company’s control may adversely affect the ability of its borrowers to service their debt obligations and could result in higher loan and lease losses and lower net income for the Company.

Although there is not a single employer or industry in the Company’s market areas on which a significant number of its customers are dependent, the Company is still vulnerable to a downturn in the local economy and real estate markets. Decreases in local real estate values caused by economic conditions or other events could adversely affect the value of the property used as collateral for our loans, which could cause the Company to realize a loss in the event of a foreclosure.

A worsening of business and economic conditions generally or specifically in the principal markets in which the Company conduct business could have adverse effects on its business, including the following:

•
a decrease in the demand for, or the availability of, loans and other products and services offered by us;

•
a decrease in the value of our loans or other assets secured by residential or commercial real estate;

•
a decrease in interest income from variable rate loans due to declines in interest rates; and

•
an increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could result in a higher level of non-performing assets, net charge-offs, provisions for credit losses, and valuation adjustments on loans held for sale.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment, public health crises or other factors beyond the Company’s control could further impact these local economic conditions and could further negatively affect the financial results of its banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on the Company’s borrowers, especially its business borrowers, and the values of underlying collateral securing loans, which could negatively affect the Company’s financial performance. In the event of severely adverse business and economic conditions generally, or specifically in the principal markets in which we conduct business, there can be no assurance that the federal government and the Federal Reserve Board would intervene. If economic conditions worsen or volatility increases, the Company’s business, financial condition and results of operations could be materially adversely affected.

The Company is subject to environmental liability risk associated with lending activities or properties it owns.

A significant portion of the Company’s loan portfolio is secured by real estate, and the Company could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that the Company owns in operating our business. During the ordinary course of business, the Company may foreclose on and take title to properties securing defaulted loans and, in doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, the Company may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require the Company to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. The Company’s policies, which require it to perform an environmental review before initiating any foreclosure action on non-residential real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company.

Risks Related to Market Interest Rates

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and remained at an elevated level through 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

Hedging against interest rate exposure may adversely affect our earnings.

We employ various financial risk methodologies that limit, or “hedge,” the adverse effects of rising or decreasing interest rates on our residential mortgage loans held for sale. One of our hedging strategies is to enter into forward commitments for the future delivery of residential mortgage bonds to hedge the effect of changes in interest rates ahead of the funding of the loans. Our hedging activity varies based on the level and volatility of interest rates and other changing market conditions, and interest rate hedging may fail to protect the Company from loss. Moreover, hedging activities could result in losses if the event against which we hedge does not occur. Additionally, interest rate hedging could fail to protect the Company or adversely affect the Company because, among other things:

•
available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•
the duration of the hedge may not match the duration of the related liability;

•
the party owing money in the hedging transaction may default on its obligation to pay;

•
the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value; and/or

•
downward adjustments, or “mark-to-market” losses, would reduce our stockholders’ equity.

Our securities portfolio performance in difficult market conditions could have adverse effects on our results of operations.

Unrealized losses on investment securities result from changes in credit spreads and liquidity issues in the marketplace, along with changes in the credit profile of individual securities issuers. Under GAAP, we are required to review our investment portfolio periodically for the presence of credit losses of our securities, taking into consideration current and future market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require the Company to deem particular securities to be impaired, with the credit-related portion of the reduction in the value recognized as a charge to our earnings through an allowance. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require the

Company to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

Future changes in interest rates could reduce our profits and asset values.

Net income is the amount by which net interest income and non-interest income exceed non-interest expense and the provision for credit losses. Net interest income makes up a majority of our income and is based on the difference between:

•
the interest income we earn on interest-earning assets, such as loans and securities; and
•
the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

A substantial portion of our loans are fixed-rate loans, and we generally do not sell the loans we originate. Furthermore, the rates we earn on our other interest-earning assets and the rates we pay on our interest-bearing liabilities are generally fixed for a contractual period of time. Like many savings banks, our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring the Company to reinvest those cash flows at lower, current interest rates.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed rate mortgage loans.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2024, we estimate that we would experience a 6.20% decrease in EVE in the event of an instantaneous 200 basis point increase in interest rates, and a 2.07% increase in EVE in the event of an instantaneous 200 basis point decrease in market rates.

Risks Related to Our Business Strategy and Operational Matters

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving such growth will require the Company to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities and the level of competition from other financial institutions. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

Development of new products and services may impose additional costs on the Company and may expose the Company to increased operational risk.

The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from its clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes the Company to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Products and services relying on internet and mobile technologies may expose the Company to fraud and cybersecurity risks. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on its consolidated results of operations and financial condition.

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.

Information technology systems are critical to our business. Our business requires the Company to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees, business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code or cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Although we have invested in cybersecurity measures and review such measures on an ongoing basis, if there is a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.

We outsource critical operations to third-party service providers. Systems failures, interruptions and cybersecurity breaches could have a material adverse effect on us.

We outsource a majority of our data processing requirements to third-party providers. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel, and our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may have to expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Company to claims, regulatory scrutiny, litigation costs and other possible liabilities. To our knowledge, the services and programs provided to the Company by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to the Company in a timely manner.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. To our knowledge, we have not experienced material losses due to apparent fraud or other financial crimes. While we have policies and procedures designed to prevent such losses, losses may still occur.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in consumer or business behavior.

We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise, extensive knowledge of our markets, and key business relationships. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key factor in implementing our business strategy is our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our business and operating results.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include Federal Home Loan Bank of Dallas advances, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

Fidelity Bank is subject to extensive regulation, supervision and examination by the LOFI and the FDIC. FB Bancorp will be subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of Fidelity Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by the Company and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand. We have not been subject to fines or other penalties or suffered business or reputational harm as a result of money laundering or terrorist activities in the past.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

FB Bancorp qualifies as an “emerging growth company” under the JOBS Act. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. As an emerging growth company, FB Bancorp also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. In addition, as an emerging growth company, we have elected to take advantage of the extended transition periods for adopting new or revised financial accounting standards until the date they are required to be adopted by private companies (however, if any new or revised financial accounting standards would not apply to private companies, we would not be able to delay their adoption). Accordingly, our financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Risks Related to Economic Conditions

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a pronounced rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates significantly in an effort to combat inflation. As inflation increased, the value of our investment securities, particularly those with longer maturities, decreased, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expense. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

We have a high concentration of loans secured by real estate in our market area. Adverse economic conditions, both generally and in our market area, could adversely affect our financial condition and results of operations.

We have relatively few loans outside of our market area and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect the Company compared to a financial institution that operates with more geographic diversity:

•
demand for our products and services may decline;

•
loan delinquencies, problem assets and foreclosures may increase;

•
collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•
the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Risks Related to Competitive Matters

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and unregulated or less regulated non-banking entities. Many of these competitors are substantially larger than the Company and have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates and/or more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete for business and qualified employees in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets.

The Company’s size makes it more difficult for the Company to compete.

Our asset size makes it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from such activities as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Risks Related to Accounting Matters

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its consolidated financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Other Risks Related to Our Business

Our net income has relied on mortgage banking revenues, which are highly dependent on macroeconomic factors and United States real estate market, mortgage market and financial market conditions.

The success of our business strategies and our results of operations are materially affected by current or future conditions in the real estate market, mortgage markets, financial markets and the economy generally. Factors such as changes in policies employed by Fannie Mae and other government agencies related to the purchase of mortgage loans, the costs and impact of inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, domestic political issues, government shutdowns, and climate change, and the availability and cost of credit may contribute to increased volatility and unclear expectations for the economy in general and the real estate, mortgage market and financial markets in particular going forward. Volatility in the real estate market, mortgage market and financial markets or deterioration in these markets also could reduce our loan production volume or adversely affect our ability to sell mortgage loans that we originate, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

The risks of severe weather due to our geographic location could materially affect our financial condition.

      Due to the geographic regions in which we operate, which are primarily coastal areas, we are exposed to risks created by severe weather events that may negatively affect our revenues, costs, and liabilities, despite efforts we undertake to plan for these events. Hurricanes and other natural disasters have historically impacted spending and credit performance in the areas affected as well as the ability to obtain, and the associated costs. of, flood insurance. Other disasters or catastrophic events in the future, and the impact of such events on Fidelity Bank and its customers, the banking industry or the overall economy could have a negative effect on our business, results of operations and real property. These environmental risks can also directly affect our residential lending and investment portfolios, and more broadly, could materially impact our results of operations, financial condition, and liquidity.

Legal and regulatory proceedings and related matters could adversely affect us.

We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, reputation, or our financial condition and results of our operations. We are not currently involved in any litigation or administrative proceedings anticipated to have a material adverse effect.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy. Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Chief Information Security Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the Chief Risk Officer, as discussed below, quarterly to the Information Technology Committee and annually to our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our system or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence fees to facilitate and promote program effectiveness. Our Information Technology Director, who reports directly to our Chief Operating Officer and the Chief Information Security Officer, who report directly to our board of directors, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and reliance tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using third-party cybersecurity experts. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain. We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections. We leverage external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the board of directors. The Incident Response Plan is coordinated through the [Information Technology Officer] and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, risks from cybersecurity threats have not materially affected our company.

Governance. Our Chief Information Security Officer is accountable for managing our enterprise information security function and delivering our information security program. The responsibilities of this position include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Information Technology Director, provides guidance, oversight, monitoring and challenge of the first line’s activities. The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the Chief Operating Officer. The function, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals responsible, including third-party vendors, are generally subject to professional education and certification requirements.

Our board of directors has approved management committees including the Information Technology Committee, which focuses on technology impact, and its business impact. This committee provides oversight and governance of the technology program and the information security program. This committee is chaired by the Information Technology Director and includes the Chief Information Security Officer, the Chief Operating Officer, and the Chief Risk Officer. This committee generally meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts. The Chief Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the board of directors on an annual basis (or more frequently as may be required by the Incident Response Plan).

The board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Technology Director and Chief Information Security Officer provide annual reports to the board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The board of directors reviews and approves our information security and technology budgets and strategies annually. Additionally, the board of directors reviews our cybersecurity risk profile on a quarterly basis.

Item 2. Properties.

At December 31, 2024, the Company and the Bank conducted our business through 18 full-service branches, including our main office, two drive-up ATM branches and 14 stand-alone ATMs located in southern Louisiana, one ITM branch, and 9 loan production offices throughout Louisiana, Florida and Mississippi. The aggregate net book value of premises and equipment was $54.1 million at December 31, 2024.

The following table sets forth information regarding our offices at December 31, 2024.

Location	Leased or Owned	Year Acquired	Approximate Square Footage

Main Office:
353 Carondelet Street New Orleans, LA 70130 Orleans Parish	Owned	2020	18,548
Branch Offices:

Algiers Branch 3511 General DeGaulle Dr. New Orleans, LA 70114 Orleans Parish	Owned	1908	3,925

Baton Rouge – Bluebonnet Blvd. Branch 6920 Bluebonnet Blvd. Baton Rouge, LA 70810 East Baton Rouge Parish	Owned	2023	4,200

Baton Rouge – Corporate Blvd. Branch 5643 Corporate Blvd. Baton Rouge, LA 70808 East Baton Rouge Parish	Owned	2005	5,000

Covington Branch 2201 US Hwy 190 North Covington, LA 70433 St. Tammany Parish	Owned	1997	3,400

Gretna Branch 1888 Belle Chasse Hwy Gretna, LA 70056 Jefferson Parish	Owned	2002	3,400

Hammond Branch 500 CM Fagan Dr. Hammond, LA 70403 Tangipahoa Parish	Owned	2002	6,860

Kenner Branch 3720 Williams Blvd. Kenner, LA 70065 Jefferson Parish	Leased	1985	4,200

Lakeview Branch 149 Allen Toussaint Blvd. New Orleans, LA 70124 Orleans Parish	Leased	1995	2,800

Mandeville Branch 2550 Florida St. Mandeville, LA 70448 St. Tammany Parish	Owned	2008	3,800

Metairie Branch 1811 Metairie Ave. Metairie, LA 70005 Jefferson Parish	Leased	2008	8,400

New Orleans East Branch 5530 Crowder Blvd. New Orleans, LA 70127 Orleans Parish	Owned	2008	3,000

River Ridge Branch 9099 Jefferson Hwy. River Ridge, LA 70123 Jefferson Parish	Leased	1998	3,400

Slidell Branch 1901 Gause Blvd. Slidell, LA 70461 St. Tammany Parish	Owned	1998	3,400

The Rink Branch 2729 Prytania St. New Orleans, LA 70130 Orleans Parish	Leased	2022	2,037

Uptown Branch 1201 S. Carrollton Ave. New Orleans, LA 70118 Orleans Parish	Owned	1990	6,000

Veterans Branch 3829 Veterans Blvd. Metairie, LA 70002 Jefferson Parish	Owned	1908	6,400

South Market Branch 1011 Julia St., Ste. 112A New Orleans, LA 70113 Orleans Parish[A1]	Leased ITM Only	2020	2,037

NOLA Loan Production Offices:

299 Apache Dr., Ste A McComb, MS 39648 Pike County	Leased	2021	1,200

1000 Chinaberry Dr., Ste 402 Bossier City, LA 71111 Bossier Parish	Leased	2021	1,108

900 S. College Rd., Ste 206 Lafayette, LA 70503 Lafayette Parish	Leased	2014	2,375

601 Main St. Natchez, MS 39120 Adams County	Leased	2019	1,500

25 W Cedar St., Ste 500 Pensacola, FL 32502 Escambia County	Leased	2017	1,437

196 Charmant Pl., Ste 4 Ridgeland, MS 39157 Madison County	Leased	2019	1,800

7820 Maple St. New Orleans, LA 70118 Orleans Parish	Leased	2014	2,000

129 W. College St. Lake Charles, LA 70605 Calcasieu Parish	Leased	2022	2,400

Each branch location has an ATM and a drive-thru facility. We believe that our current facilities are adequate to meet our present and foreseeable needs. We currently do not have any current plans or understandings to expand our office network beyond the previously disclosed full service branch location in Lafayette, LA. This branch is expected to open in the second half of 2025. The current NOLA lending loan production office will be consolidated into the Company owned property.

Item 3. Legal Proceedings.

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for FB Bancorp’s Common Stock

FB Bancorp’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “FBLA.” Trading in the Company’s common stock commenced on October 23, 2024. As of March 27, 2025, there were 19,837,500 shares of the Company’s common stock issued and outstanding, and approximately 503 stockholders of record. Certain shares of FB Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Related Stockholder Matters

The Company has not declared any dividends to holders of its common stock and we do not currently anticipate paying dividends on our common stock in the near future. Our board of directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, statutory and regulatory requirements that affect the payment of dividends by the Bank to the Company, and other relevant factors. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2024. Under current Federal Reserve Board regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund shareholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

There were no sales of unregistered equity securities during the year ended December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflect certain information contained in our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the business and financial information regarding FB Bancorp provided in this Annual Report on Form 10-K, including the financial statements, which appear beginning on page F-1 herein.

Overview

FB Bancorp conducts its operations primarily through Fidelity Bank. Fidelity Bank’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans, commercial loans, home equity loans and lines of credit, consumer loans and construction loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises. We offer a variety of deposit accounts including negotiable orders of withdrawal, which we refer to as “NOW” , savings accounts, money market accounts and certificate of deposit accounts. Fidelity Bank is subject to comprehensive regulation and examination by the LOFI and the FDIC and FB Bancorp is subject to comprehensive regulation and examination by the Federal Reserve Board.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expenses. Non-interest income currently consists primarily of service charges on deposit accounts, gain on the resale of mortgage loans and mortgage servicing rights and other service charges and fees. Non-interest expenses currently consist primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, advertising and marketing, amortization of mortgage servicing rights, and other expenses.

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

Continuing to seek to grow and diversify our loan portfolio prudently by increasing originations of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. We intend to continue to prudently increase our originations of commercial real estate and commercial loans in order to diversify our loan portfolio and increase yield. At December 31, 2024, commercial real estate loans amounted to $241.1 million, or 31.8% of total loans and commercial loans amounted to $95.0 million, or 12.5% of total loans.

Continuing NOLA’s focus on originating residential mortgage loans at its current pace primarily for sale into the secondary market. NOLA originates all of our one-to four-family residential mortgage loans with the intent to sell such loans into the secondary market. During the year ended December 31, 2024, our NOLA division originated $435.0 million of one- to four-family residential mortgage loans, of which $377.0 million were sold into the secondary market for a gain on sale of approximately $12.7 million. We intend to generally maintain NOLA’s level of loan originations going forward, subject to customer demand and market interest rates.

Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At December 31, 2024, our non-performing loans totaled 1.72% of total loans.

Continuing to attract and retain customers in our current market areas and growing our low-cost “core” deposit base while expanding our offices and banking activity in the Baton Rouge and Lafayette, Louisiana markets. We consider our core deposits to include NOW accounts, statement savings accounts, money market accounts, and other savings deposit accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $484.9 million, or 60.7% of total deposits, at December 31, 2024. We have expanded our deposit and lending activities into the Baton Rouge and Lafayette, Louisiana markets over the last several years, including the hiring of Market Area Presidents and lending teams and we anticipate that these efforts will continue.

Continuing to implement and invest in both our online banking infrastructure and our fully digital bank (“Andi”) in order to meet current customer needs as well as expand our customer base in existing and new markets. We are expanding our online banking infrastructure for consumer and commercial customers to meet existing and prospective customer expectations with digital deposit products, lending products and financial wellness products. We have also established a fully digital, online-only bank, called Andi, as a division of Fidelity Bank.

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

Continuing to grow through organic growth while also considering opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital we raised in the stock offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market areas or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. The capital we raised in the stock offering would help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities except the previously disclosed banking branch in Lafayette, Louisiana opening in the second half of 2025.

These strategies guided our investment of the net proceeds of the stock offering. We intend to continue to pursue these business strategies, subject to changes necessitated by future market conditions, regulatory restrictions and other factors.

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

The following represent our critical accounting policies:

Allowance for Credit Losses. On January 1, 2023, Fidelity Bank adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL . The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write down on available-for-sale debt securities that management does not intend to sell or believe that it is not, more than likely, required to sell.

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

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets. Total assets were $1.22 billion at December 31, 2024, an increase of $96.0 million, or 8.53%, from $1.12 billion at December 31, 2023. The increase was primarily due to the continued growth primarily in loans and cash equivalents, partially offset by a decrease in available-for-sale investment securities.

Interest-Bearing Deposits at Other Financial Institutions. Interest-bearing deposits at other financial institutions increased by $10.7 million, or 13.15%, to $92.0 million at December 31, 2024 from $81.3 million at December 31, 2023. The increase was primarily due to proceeds from the stock conversion and increasing deposits.

Available-for-Sale Investment Securities. Investment securities were $244.1 million at December 31, 2024, a decrease of $5.8 million, or 2.31%, from $249.9 million at December 31, 2023. The decrease was primarily due to maturities, prepayments, and sales of investment securities exceeding the $35.4 million in current year purchases.

The weighted average yield on investment securities was 3.68% for the year ended December 31, 2024, compared to 3.58% for the year ended December 31, 2023, reflecting the increase in market rates of interest between the periods.

Loans Held for Investment, Net. Loans held for investment, net, were $750.7 million at December 31, 2024, an increase of $91.2 million, or 13.82%, from $659.5 million at December 31, 2023. Loan originations (excluding loans held for sale) totaled $226.4 million for the year ended December 31, 2024, compared to $267.0 million in 2023.

Increases in loan balances reflect our strategy to grow the commercial and commercial real estate loan portfolios. We have also expanded our lending activities into the Baton Rouge and Lafayette markets in Louisiana.

Deposits. Deposits increased by $31.5 million, or 4.09%, to $800.7 million at December 31, 2024 from $769.3 million at December 31, 2023. Core deposits (defined as all deposits other than certificates of deposit) decreased $19.5 million, or 3.87%, to $484.9 million at December 31, 2024 from $504.4 million at December 31, 2023. Certificates of deposit increased $51.0 million, or 19.24%, to $315.9 million at December 31, 2024 from $264.9 million at December 31, 2023. Our certificates of deposit included $106.0 million in wholesale and brokered certificates of deposit at December 31, 2024. Such deposits generally tend to be at higher yields than other types of deposits and generally do not represent direct customer relationships, but were utilized, in part, to fund loan growth.

Total Equity. Total equity increased $169.5 million, or 108.15%, to $326.3 million at December 31, 2024 from $156.7 million at December 31, 2023. The increase resulted primarily from the stock offering. For more information about changes to total equity, see the Consolidated Statement of Changes in Shareholders’ Equity statement as included with the financial statements, which appear beginning on page F-1 herein.

Average Balances Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial.

Average yields include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average balances are calculated using daily average balances.

	For the twelve months ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$73,451	$3,444	4.69%	$38,685	$1,733	4.48%
Securities	246,990	9,085	3.68%	259,311	9,278	3.58%
Loans	714,884	51,445	7.20%	611,317	41,679	6.82%
Loans held for sale	30,258	1,915	6.33%	26,098	1,608	6.16%
Total earning assets	1,065,583	65,889	6.18%	935,411	54,298	5.80%
Non-interest-earning assets:
Cash and cash equivalents	6,716			6,714
Fixed Assets	52,583			49,960
Allowance for credit losses	(6,065)			(6,332)
Other	53,892			56,563
Total non-interest-earning assets	107,126			106,905
Total Assets	$1,172,709			$1,042,316
Interest-bearing liabilities:
Interest-bearing demand deposits	$113,819	$220	0.19%	$131,764	$136	0.10%
Interest-bearing savings and money market deposits	227,373	1,842	0.81%	262,711	1,091	0.42%
Certificates of deposit	280,756	9,134	3.25%	232,260	5,535	2.38%
Total interest-bearing deposits	621,948	11,196	1.80%	626,735	6,762	1.08%
Interest-bearing borrowings	179,663	8,237	4.58%	80,832	3,368	4.17%
Total interest-bearing liabilities	801,611	19,433	2.42%	707,567	10,130	1.43%
Non-interest:
Demand deposits	164,276			173,927
Other liabilities	16,577			8,197
Total non-interest liabilities	180,853			182,124
Total Equity	190,245			152,625
Total liabilities and equity	$1,172,709			$1,042,316
Net interest income		$46,456			$44,168
Net interest-earning assets (1)	$263,972			$227,844
Net interest rate spread (2)			3.76%			4.37%
Net yield on interest-earning assets (3)			4.36%			4.72%
Average of interest-earning assets to interest-bearing liabilities	132.93%			132.20%
Average equity to assets	16.22%			14.64%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Twelve months ended December 31, 2024 vs. twelve months ended December 31, 2023
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$1,557	$154	$1,711
Securities	(441)	248	(193)
Loans	7,061	2,705	9,766
Loans held for sale	256	51	307
Total interest-earning assets	8,433	3,158	11,591
Interest-bearing liabilities:
Interest-bearing demand deposits	(18)	102	84
Interest-bearing savings and money market deposits	(148)	899	751
Certificates of deposit	1,156	2,443	3,599
Total interest-bearing deposits	990	3,444	4,434
Interest-bearing borrowings	4,120	749	4,869
Total interest-bearing liabilities	5,110	4,193	9,303
Net interest income	$3,323	$(1,035)	$2,288

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

General. Net loss of $6.2 million was recorded for the year ended December 31, 2024, a decrease of $7.3 million from net income of $1.1 million for the year ended December 31, 2023. The decrease in net income was primarily due to the previously disclosed 2024 goodwill impairment of $5.8 million and a decrease in the gain on sales of mortgage servicing rights of $2.7 million.

Interest Income. Interest income increased $11.6 million, or 21.35%, to $65.9 million for the year ended December 31, 2024, compared to $54.3 million for the year ended December 31, 2023. This increase was attributable to both an increase in total earning assets and yield on those assets.

The average balance of loans held for investment during the year ended December 31, 2024 increased $103.6 million, or 16.94%, while the average yield on loans increased to 7.20% for the year ended December 31, 2024, from 6.82% for the year ended December 31, 2023. The increase in average yield on loans was due to strong loan originations and disciplined pricing.

The average balance of investment securities decreased $12.3 million, or 4.75%%, to $247.0 million for the year ended December 31, 2024 from $259.3 million for the year ended December 31, 2023, while the average yield on investment securities increased to 3.68% for the year ended December 31, 2024 from 3.58% for the year ended December 31, 2023. The increase in the average yield on securities was due primarily to the increase in market rates of interest between the periods.

The average balance of interest earning cash and cash equivalents increased $34.8 million, or 89.87%, for the year ended December 31, 2024, which was accompanied by an increase in the average yield, to 4.69% for the year ended December 31, 2024 from 4.48% for the year ended December 31, 2023. The average yield on cash and cash equivalents reflected the increases in overnight interest paid at the Federal Reserve.

Interest Expense. Total interest expense increased $9.3 million, or 91.84%, to $19.4 million for the year ended December 31, 2024, from $10.1 million for the year ended December 31, 2023. The increase was primarily due to an increase in the average cost of deposits to 1.80% for the year ended December 31, 2024 from 1.08% for the year ended December 31, 2023, reflecting the increase in market rates of interest between the periods, and an increase in the average cost of borrowing to 4.58% for the year ended December 31, 2024 from 4.17% for the year ended December 31, 2023. However, borrowings were paid down in the fourth quarter of 2024, total borrowings were $73.5 million at December 31, 2024, compared to the 2024 average of $179.7 million, and the average cost decreased to 4.08% as of December 31, 2024, compared to the 2024 annual average cost of 4.58%. This deleveraging of wholesale borrowings was facilitated by proceeds from the stock conversion.

Net Interest Income. Net interest income increased $2.3 million, or 5.18%, to $46.5 million for the year ended December 31, 2024, from $44.2 million for the year ended December 31, 2023. The increase reflected an increase in the average net interest-earning assets of $36.1 million, or 15.86%, partially offset by a decrease in the net interest margin to 4.36% for the year ended December 31, 2024 from 4.72% for the year ended December 31, 2023.

Provision for Credit Losses. There was a $1.5 million provision for credit losses for the year ended December 31, 2024 compared to a $649 thousand provision for the year ended December 31, 2023. The increase in the provision for credit losses was due primarily to growth in loans held for investment. The allowance for credit losses was $6.2 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively, and represented 0.82% of total loans at December 31, 2024 and 0.93% of total loans at December 31, 2023.

Total non-performing loans were $13.0 million at December 31, 2024, compared to $7.7 million at December 31, 2023. Classified loans totaled $15.8 million at December 31, 2024, compared to $12.0 million at December 31, 2023, and total loans past due greater than 30 days were $34.6 million and $10.2 million at those respective dates. Special mention loans were $2.1 million at December 31, 2024 compared to $11.6 million at December 31, 2023. As a percentage of non-performing loans, the allowance for credit losses was 48.1% at December 31, 2024 compared to 80.9% at December 31, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at December 31, 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact Fidelity Bank’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $20.0 million for the year ended December 31, 2024, a decrease of $4.9 million, or 19.7%, from $24.9 million for the year ended December 31, 2023. The decrease was primarily due to $2.7 million decrease in gain on sales of mortgage servicing rights and a $2.1 million decrease in mortgage servicing revenue due to the volume of sales of mortgage servicing rights in 2023 and 2024.

Non-interest Expense. Non-interest expense increased $4.3 million, or 6.40%, to $71.3 million for the year ended December 31, 2024, compared to $67.0 million for the year ended December 31, 2023. The increase was primarily due to the previously disclosed 2024 goodwill impairment of $5.8 million, partially offset by decreases in mortgage servicing rights amortization and other general and administrative expenses. Mortgage servicing rights amortization decreased $1.3 million, or 71.5%, and other general and administrative expenses decreased $409 thousand, or 4.6% for the year ended December 31, 2024 compared to the same period in 2023. Mortgage servicing right amortization decreased due to the mortgage servicing sales in 2023 and 2024 and general administrative expenses are down due to management’s focus on lowering the cost of delivery.

Provision (Benefit) for Income Taxes. A benefit of $137 thousand was recognized for the year ended December 31, 2024, compared to a provision of $330 thousand for the year ended December 31, 2023. The fluctuations in the income tax benefit and provision was directly related to fluctuations in net loss and net income before income taxes. The goodwill impairment of $5.8 million in 2024 is not offset by an income tax benefit.

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

The following table sets forth, at December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

December 31, 2024
				EVE as a Percentage of Present Value Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
(Dollars in thousands)
400	$285,802	$(56,357)	(16.47)%	22.91%	(452)
300	305,181	(36,978)	(10.81)%	24.47%	(296)
200	320,943	(21,216)	(6.20)%	25.73%	(170)
100	333,412	(8,747)	(2.56)%	26.73%	(70)
-	342,159	—	—%	27.43%	—
(100)	349,597	7,438	2.17%	28.03%	60
(200)	349,240	7,081	2.07%	28.00%	57

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2024, we would have experienced a 6.20% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.07% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated increases (decreases) in the percentage of change in EVE in the table above are within the Board of Directors’ guidelines.

Change in Net Interest Income. The following table sets forth, at December 31, 2024, the calculation of the estimated changes in our net interest income, or “NII” , that would result from the designated immediate changes in the United States Treasury yield curve.

December 31, 2024
Change in Interest Rates (basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$44,698	1.20%
+300	45,316	2.60%
+200	45,449	2.90%
+100	45,007	1.90%
Level	44,168	—%
(100)	42,622	(3.50)%
(200)	40,679	(7.90)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2024, we would have experienced a 2.90% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 7.90% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated decreases in the percentage of change in the net interest income in the table above are within the Board of Directors’ guidelines.

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

EVE and NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities and sales of mortgage loans. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and the Federal Reserve Board’s Bank Term Funding Program. At December 31, 2024, we had $73.5 million of outstanding borrowings from the Federal Home Loan Bank of Dallas. At December 31, 2024, we had the capacity to borrow an additional $364 million from the Federal Home Loan Bank of Dallas and an additional $160 million from the Federal Reserve Board discount window.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For further information, see the statements of cash flows contained in the financial statements appearing elsewhere in this Annual Report on Form 10-K.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of our maturing time deposits will be retained.

At December 31, 2024, Fidelity Bank’s Tier 1 leverage capital was $254.2 million, or 19.55% of adjusted assets. Accordingly, it was categorized as well-capitalized at December 31, 2024. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 11 to the notes to financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. At December 31, 2024, we had $208.8 million of outstanding commitments to originate loans, which included $158.9 million in revolving lines of credit, $27.1 million in residential construction loans and $22.8 million in commercial construction loans and lines of credit. At December 31, 2024, none of our revolving lines of credit related to commercial real estate loans. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2024 totaled $230.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Impact of Inflation and Changing Prices

The financial statements and related data presented in this Annual Report on Form 10-K have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding material risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk.”

Item 8. Financial Statements and Supplementary Data.

The following are included in this item:

A.	Report of Independent Registered Public Accounting Firm (PCAOB ID: 274 EisnerAmper LLP )
B.	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2024 and 2023
	(2)	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
	(3)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023
	(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
	(6)	Notes to Consolidated Financial Statements
C.	FB Bancorp, Inc. Condensed Financial Statements:
	(1)	Condensed Statements of Financial Condition as of December 31, 2024 and 2023
	(2)	Condensed Statements of Operations for the years ended December 31, 2024 and 2023
	(3)	Condensed Statements of Cash Flows for the years ended December 31, 2024 and 2023

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, an evaluation was performed by our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this Report.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of FB Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well-designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting.

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.

(c) Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Board of Directors currently consists of ten (10) members and is divided into three classes, with one class of directors elected each year. The following table states our directors’ names, their ages as of December 31, 2024, the years when they began serving as directors of Fidelity Bank and the years when their current terms expire.

Name(1)	Position(s) held with FB Bancorp and Fidelity Bank	Age	Director Since	Term Expires
Katherine A. Crosby	Executive Chairman of the Board	63	2003	2025
Christopher S. Ferris	President and Chief Executive Officer, Director	50	2018	2025
W. Anderson Baker, III	Director	65	2008	2027
J. Luis Baños, Jr.	Director	71	2005	2026
Gerard W. Barousse, Jr.	Director	66	2014	2026
Winifred M. Beron	Director	64	2007	2027
Stephen W. Hales	Director	78	2004	2025
Mahlon D. Sanford	Director	69	2008	2027
Mark C. Romig	Director	68	2015	2026
Todd G. Schexnayder	Director	65	2021	2027
(1)
The mailing address for each person listed is 353 Carondelet Street, New Orleans, Louisiana, 70130.

Business Experience and Qualifications of Our Directors and Executive Officers

The business experience for the past five years of each of our directors is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the Board of Directors to determine that the person should serve as a director. Unless otherwise indicated, directors have held their positions for the past five years.

Katherine A. Crosby is the Executive Chairman of the Boards of FB Bancorp and Fidelity Bank. Mrs. Crosby joined the Board of Directors in 2003 and was Vice Chairman of Fidelity Bank from 2006 until her appointment as Chairman of the Bank in 2010. Mrs. Crosby was has served as the Executive Chairman of FB Bancorp since its inception. From 2007 through 2009, Mrs. Crosby also served as President of Homestead Title Corporation. Mrs. Crosby previously served as a director on the Board of the New Orleans Branch of the Federal Reserve Bank of Atlanta. Mrs. Crosby is a director of LCMC Health System, where she was Chairman from 2018 to 2020, Children’s Hospital of New Orleans, and the Greater New Orleans Foundation. Mrs. Crosby also serves on the Board of Trustees for the Selley Foundation. Formerly, she chaired the Boards of the New Orleans Area Habitat for Humanity, and WYES-TV, a public television broadcast station in New Orleans, and was on the boards of the New Orleans Regional Leadership Institute and Poydras Home. Mrs. Crosby has also served as a Board member and, from 2000-2001, as President of the Junior League of New Orleans, which honored her in 2019 with their Sustainer of the Year Award. Mrs. Crosby received a B.A. in Business Administration from Vanderbilt University and her M.B.A. from Tulane University’s A.B. Freeman School of Business. Since 2019, Mrs. Crosby has served as a Eucharistic Minister at St. Rita Church in New Orleans. Mrs. Crosby’s extensive leadership experience for a diverse array of organizations and more than 20 years of service with Fidelity Bank provides the Board of Directors with valuable insight into community, organizational and operational matters.

Christopher S. Ferris serves as the President and Chief Executive Officer and as a director of FB Bancorp and Fidelity Bank, and the NOLA Lending Group division. Mr. Ferris previously served as Fidelity Bank’s Chief Banking and Operations Officer from 2014 through 2017. Prior to joining Fidelity Bank, Mr. Ferris held various leadership roles at the large regional bank BB&T (now Truist). Mr. Ferris serves as a director on the Boards of the Greater New Orleans Chamber of Commerce, the New Orleans Area Habitat for Humanity, which he serves as the Secretary and Vice President of the Board, and the Financial Institutional Service Corporation. Formerly, Mr. Ferris served on the Board of the Louisiana Bankers Association and is a founding member of New Orleans Vistage Worldwide. Mr. Ferris is a graduate of the University of Georgia and has received Graduate School designations in Banking from the BB&T Banking School at Wake Forest University and from Louisiana State University. Mr. Ferris has played a significant role in transforming Fidelity Bank’s sales and operations since his arrival in 2014 by creating efficient, user-friendly banking products and services which has allowed Fidelity Bank to experience significant growth, and the Board of Directors values his contributions.

Gerard W. Barousse, Jr. is the founder and President of Monarch Real Estate Advisors, Inc., a real estate and financial services firm formed in New Orleans in 1991, and the President of RCB Developers, a real estate development firm specializing in renovation of historic buildings in the New Orleans area. Mr. Barousse is also the founder and Board Chair of both the Bayou District Foundation, a Louisiana housing redevelopment non-profit, and Educare New Orleans, a school for early childhood education and development. Formerly, Mr. Barousse served as Chairman of the Board of Trustees of Metairie Park Country Day School. With significant experience in the commercial real estate finance industry, Mr. Barousse provides the Board of Directors with deep knowledge of economic development and real estate matters affecting our market areas and local New Orleans community.

J. Luis Baños, Jr. serves as a director on the Boards of the Louisiana Philharmonic Orchestra and the Stem Library Lab. Mr. Baños has additional leadership experience through his current roles as Chairman, Chief Executive Officer, and Co-Founder of ORX Exploration, Inc., an onshore oil and gas exploration company, founder and Manager of ESG Integrated Solutions, LLC, an energy and mining consulting company, and Manager and Co-Manager of White Lafourche, LLC, a sugarcane operation in Thibodaux. He was also the co-founder and former Chairman and Chief Executive Officer of ORX Resources, Inc., an operating company focused on acquiring, developing, and exploring onshore assets in several Gulf Coast states, until December 2018. ORX Resources, Inc. filed for bankruptcy in 2019. Previously, Mr. Baños served on the Boards of Posse, the Audubon Institute, YMCA, the National Council for Christians and Jews, and the Metropolitan Crime Commission. As an entrepreneurial, growth-oriented executive with four decades of proven leadership skills in finance, strategic initiatives, and business development, Mr. Baños provides the Board of Directors with a reliable, holistic, and forward-thinking perspective.

Mahlon D. Sanford is a director of LAMMICO, a medical malpractice company, and a director and Treasurer of its affiliate insurance company, LAMMICO Risk Retention Group, Inc. Mr. Sanford was the Managing Partner of Carr, Riggs, and Ingram, LLC, an accounting and advisory firm in New Orleans. While with an international accounting firm, he lead the Financial Institution Service Group in the New Orleans office. Mr. Sanford has also served as President and Treasurer of the Board of Trustees for the Good Shepherd Nativity School, President and Treasurer of the Institute of Mental Hygiene, Treasurer of the Carrollton Booster Club, President and Treasurer for the Louisiana Nature and Science Center Audubon Institute, and Treasurer and Vice President for the Board of Trustees of the Academy of the Sacred Heart. Mr. Sanford recently completed his Board of Directors service for Lambeth House, Inc., a continuing care retirement community, where he served as President, Vice President, and Treasurer. Mr. Sanford is a Certified Public Accountant who has worked with financial institutions throughout his professional career. Mr. Sanford is a valued Board of Directors member due to his extensive accounting, financial, and community knowledge.

Dr. Stephen W. Hales is the Founder of Hales Pediatrics, and has served on the Board of Trustees of Children’s Hospital since 1980 and was Chairman for six years. Additionally, Dr. Hales is a Founding Member, Trustee and Secretary-Treasurer of the Board of LCMC Health; a Founding Member, past Secretary and Vice-Chair of New Schools for New Orleans; and a Board member and past Co-Chair of the Education Committee of the Anti-Defamation League. Dr. Hales has served on and chaired the Boards of Metairie Park Country Day School, the Alliance of Not-for-Profit Hospitals, and the Louisiana Philharmonic Orchestra. Dr. Hales also serves as the Historian Emeritus of the Rex Organization, a historic New Orleans Carnival organization which promotes and stages a parade in the annual Mardi Gras celebrations. He is also a founding Board Member and past Chair of the Grants Committee of Rex’s Pro Bono Publico Foundation, which supports New Orleans’ public schools. Dr. Hales is a devoted member of the New Orleans community that the Board of Directors values for his knowledge and understanding of the local market and extensive leadership skills.

W. Anderson Baker, III, now retired, most recently served as President of Gillis, Ellis & Baker, Inc., a New Orleans-based insurance agency. Previously, Mr. Baker served as Chairman of Radio for the Blind and Print Handicapped, a radio broadcast that airs readings of current print material. Mr. Baker is a former Board Member of the Independent Insurance Agents and Brokers of Louisiana and Greater New Orleans, which provides advisory and training services, and the Bureau of Governmental Research, a private non-profit policy research organization in New Orleans. Mr. Baker has also served as the Director of Assurex Global Partners, LLC, an international commercial insurance, risk management, and employee benefits brokerage group. Mr. Baker has received the Director Certified® designation from the National Association of Corporate Directors and the Certificate of Cyber-Risk Oversight by the National Association of Corporate Directors. As a skilled advisor and leader, the Board of Directors values Mr. Baker’s insight and perspective.

Winifred M. Beron serves as President and CEO of Methodist Health System Foundation, a $70 million health legacy foundation serving the greater New Orleans area. In addition to its philanthropic mission, the foundation operates three school-based health centers that average 10,000 physical and behavioral health care visits a year. She is past President of the Board of Poydras Home, a continuing care retirement community in operation since 1817. She also served as Treasurer, Vice-Chair and Chairman of the Board of Metairie Park Country Day School and served as President of the Junior League of New Orleans. She was a Director of Teach for America and currently serves as a Director of Le Petit Salon. Following graduation from Vanderbilt University, Wendy joined the nursing staff at Southern Baptist Hospital in New Orleans and became the Director of its Neonatal and Pediatric Intensive Care Unit and Pediatric Department. She was later a Quality and Risk Management Director for Tenet Healthcare Corporation and went on to co-found The Apollo Group, L.L.C., which provided business and management consulting services to individual and organizational healthcare clients for 20 years. Ms. Beron’s expertise in a variety of industries makes her well-suited to serve on the Board of Directors of Fidelity Bank.

Mark C. Romig is Senior Advisor of New Orleans & Company, New Orleans’ official tourism destination marketing and sales organization. He also serves as the Chairman of the Board of the Fore! Kids Foundation (Zurich Classic), Chairman of the Board of Trustees for WYES-TV (public television), an Advisory Board Member of the Louisiana Hospitality Foundation and St. Andrew’s Village, the Vice-Chairman of the Emeril Lagasse Foundation, and is a member of the Federal Reserve Bank of Atlanta’s Tourism and Travel Advisory Council. Mr. Romig was formerly Chairman of the Louisiana Travel Association, the Sugar Bowl Committee and Project Lazarus. Mr. Romig has additionally been a Director on the Boards of the Audubon Nature Institute, Xavier University of Louisiana, and Academy of the Sacred Heart. Mr. Romig’s public relations career has spanned more than 45 years, covering U.S. presidential campaigns, corporate public relations, and serving as an adjunct professor at Tulane University. As a long-standing, highly regarded member of the New Orleans community with significant public relations expertise, Mr. Romig is a valuable asset to the Board of Directors.

Todd G. Schexnayder, now retired, was most recently responsible for all corporate human resources, marketing, and facilities functions at Fidelity Bank as the Senior Vice President and Human Resources Director. Prior to joining Fidelity Bank, Mr. Schexnayder served as Senior Vice President of Human Resources at two large insurance companies in Louisiana. Mr. Schexnayder currently serves as Chair of the Franciscan University of Our Lady Board of Trustees, and on the Boards of Volunteers of America National and the Rotary Club of Baton Rouge. Mr. Schexnayder has also been involved with a variety of community organizations in Southern Louisiana during his accomplished career in human resources. Mr. Schexnayder expertise in thoughtful and effective management, and his dedication to community service, allow him to provide meaningful contributions to the Board of Directors of Fidelity Bank.

Executive Officers Who are not Directors

The following sets forth information regarding our executive officers who are not directors. Age information is at December 31, 2024.

Todd M. Wanner serves as the Chief Financial Officer of FB Bancorp and Fidelity Bank since 2014. Before joining Fidelity Bank, Mr. Wanner was the Chief Financial Officer and Executive Vice President for First Volunteer Corporation, First Volunteer Bank and First Volunteer Insurance Agency. He also served as the Chairman for First Volunteer Insurance Agency. Mr. Wanner has held various other positions with financial institutions and accounting firms during his career, is an active Chartered Financial Analyst, and previously held a Certified Public Accountant license. He received a B.S. in Business Administration from the Ohio State University. Age 51.

Randall L. Baker serves as the Chief Operating Officer of FB Bancorp and Fidelity Bank. Prior to joining Fidelity Bank, Mr. Baker served as the Chief Executive Officer of Citizens Federal Savings Bank and was the Chief Executive Officer of Lawson Bank. He specializes in operations, strategic planning, regulation, mergers & acquisitions, digital assets, mortgage lending, commercial lending, and trust department. Mr. Baker is a member of the ALCO Committee, Loan Committee, IT Steering, AI Governance Committee, Data Governance Committee, Employee Benefits Committee and Audit Committee. Mr. Baker is a member of the FISC Strategic Technology Committee, Candescent Executive Innovation Council and the Upstart Customer Advisory Board. Mr. Baker received a Bachelor of Science degree in Finance and Economics from Kansas State University and a CUNA Graduate School of Lending Degree from the University of Wisconsin. Age 56.

Patrick L. Griggs serves as the Chief Risk/Credit Officer of Fidelity Bank since 2012. Mr. Griggs is responsible for overseeing Fidelity Bank’s credit and lending practices, loan portfolio management, collections and special assets activity, and overall enterprise risk management program, while providing risk guidance and advice to bank staff. He also Chairs the Bank’s Risk Management and Special Assets Committees, and develops and implements credit, lending, and risk policies that guide company practices. Mr. Griggs is involved in the Bank’s operations via his membership with the Bank’s Executive Leadership Team, Compliance Committee, ALCO Committee, and IT Steering Committee. He is the primary executive liaison for safety and soundness issues with federal and state banking regulators for the Bank and serves on the American Bankers Association Working Group as a subject matter expert to create examination questions for the organization’s Certified Enterprise Risk Professional designation. Prior to joining Fidelity, Mr. Griggs served in lending and credit risk leadership roles with several prominent financial institutions in the U.S. Mr. Griggs is a Chartered Financial Analyst and holds various financial certifications from the America Bankers Association, the Risk Management Association, and other accredited organizations. Mr. Griggs received his MBA degree from Tennessee State and his bachelor’s degree from Trevecca Nazarene University. Age 61.

Josh C. Folds serves as Chief Banking Officer of Fidelity Bank. Prior to joining Fidelity Bank, Mr. Folds was the head of Small Business, SBA, Business Banking Merchant Services and Virtual Business Banking at First Horizon from 2018 until September 2023. Mr. Folds oversees the strategic direction for Retail, Small Business, SBA and Commercial Banking for Fidelity Bank. Mr. Folds is a graduate of Florida Atlantic University where he received a bachelor’s degree in communications. Mr. Folds is also a graduate from the Executive Banking School program at Furman University and also serves on the faculty for the Graduate School of Banking. Age 48.

Delinquent Section 16(a) Reports

Based solely on its review of copies of the reports the Company has received and written representations provided to it from the individuals required to file Section 16(a) reports, the Company believes that each individual who, at any time during the fiscal year ended December 31, 2024, served as an executive officer or director of the Company has complied with applicable reporting requirements for transactions in Company common stock during the fiscal year ended December 31, 2024.

Meetings and Committees of the Board of Directors of FB Bancorp

We conduct business through meetings of our board of directors and its committees. The board of directors of FB Bancorp has established standing committees, including an Audit Committee, a Compensation Committee, and a Nominating & Corporate Governance Committee. Each of these committees operates under a written charter, which governs its composition, responsibilities and operations.

The Audit Committee is chaired by Mahlon D. Sanford, who the board of directors determined qualifies as an “audit committee financial expert” as that term is used in the rules and regulations of the Securities and Exchange Commission. The Audit Committee is additionally comprised of Stephen W. Hales, J. Luis Baños, Jr., Gerard W. Barousse, Jr. and Mark C. Romig. Each member of the Audit Committee is “independent” as defined in our Nominating/Corporate Governance Committee Charter.

The Compensation Committee is chaired by Winifred M. Beron, and consists of Stephen W. Hales, J. Luis Baños, Jr., Gerard W. Barousse, Jr., Mark C. Romig and Todd G. Schexnayder. The Nominating and Corporate Governance Committee is chaired by Stephen W. Hales and includes directors J. Luis Baños, Jr., Winifred M. Beron, W. Anderson Baker, III, Todd G. Schexnayder and Mark C. Romig as members.

Corporate Governance Policies

Code of Ethics. The board of directors of FB Bancorp and Fidelity Bank have adopted a code of ethics for the chief executive officer, chief financial officer, principal accounting officer and all persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. The code of ethics is available on the Company’s website at http://www.bankwithfidelity.com.

Insider Trading. FB Bancorp has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of our Policy Regarding Insider Trading is filed as an exhibit to this Annual Report on Form 10-K.

FB Bancorp has adopted additional policies to govern the activities of it and the Bank, involving such matters as the following:

•
the composition, responsibilities and operation of our board of directors;
•
the establishment and operation of board committees, including audit, nominating/corporate governance and compensation committees; the charters for which are available on our website http://www.bankwithfidelity.com
•
convening executive sessions of independent directors; and
•
our board of directors’ interaction with management and third parties.

Item 11. Executive Compensation.

Summary Compensation Table. The following information is furnished for our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) whose total compensation exceeded $100,000 for the year ended December 31, 2024. These individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Christopher S. Ferris	2024	$438,600	$96,042	$159,019	$—	$75,875	$769,536
President and Chief Executive Officer
Joshua C. Folds	2024	300,000	36,000	9,000	—	74,291	419,291
Chief Banking Officer
Todd M. Wanner	2024	319,508	38,684	69,796	—	50,333	478,321
Chief Financial Officer

(1)	Represents a discretionary bonus.
(2)	The compensation represented by the amounts for 2024 set forth in the “All Other Compensation” column for the Named Executive Officers is as follows:

Name	Business Allowance ($)	Country Club Dues ($)	Moving Bonus ($)	Payout of Accrued Paid Time-Off ($)	Imputed Income on Life Insurance ($)	Imputed Income on Long-Term Disability Insurance ($)	ESOP Allocation ($)(1)	401(k) Plan Employer Contributions ($)	Total All Other Compensation ($)
Christopher S. Ferris	$24,000	$13,800	$—	$—	$2,627	$10,367	$9,556	$15,525	$75,875
Joshua C. Folds	29,000	—	35,340	—	—	2,087	—	7,864	74,291
Todd M. Wanner	12,000	—	—	10,730	—	2,522	9,556	15,525	50,333

(1)	Represents 801.6803 shares allocated to the ESOP for the plan year ending December 31, 2024, at $11.92 per share, the closing price of the common stock on that date.

Employment Agreement with Christopher S. Ferris. Fidelity Bank entered into an amended and restated employment agreement with Mr. Ferris. The term of the employment agreement is three years and on each anniversary of the effective date extends automatically for one additional year, so that the remaining term is again three years, unless either Fidelity Bank or Mr. Ferris gives notice to the other party of non-renewal. If either party provides the other with notice of non-renewal, the term will become fixed and expire at the end of the third anniversary of the date of the notice of non-renewal. Notwithstanding the foregoing, in the event FB Bancorp or Fidelity Bank enters a transaction that would constitute a change in control, as defined under the employment agreement, the term will automatically extend so that it would expire no less than three years following the effective date of the change in control.

The employment agreement specifies the base salary of Mr. Ferris, which currently is $436,800. Fidelity Bank may increase, but not decrease, Mr. Ferris’ base salary. In addition to base salary, the agreement provides that Mr. Ferris may receive a bonus that has objective benchmarks and established target and maximum goals (and corresponding possible payments), all of which are established and approved by the Board of Directors on an annual basis. Mr. Ferris may also participate in the Fidelity Bank Deferred Compensation Plan. Mr. Ferris is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Fidelity Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his duties for Fidelity Bank. In addition, Mr. Ferris is entitled to certain additional life and disability insurance benefits from Fidelity Bank.

Fidelity Bank may terminate Mr. Ferris’ employment with or without cause (as defined in the employment agreement), or Mr. Ferris may resign from his employment, at any time with or without good reason (as defined in the employment agreement). Under the employment agreement, in the event Fidelity Bank terminates Mr. Ferris’ employment without cause or Mr. Ferris voluntary resigns for good reason (in either case, not in connection with a change in control), Fidelity Bank will pay Mr. Ferris a severance payment equal to the base salary he would have received during the remaining term of the employment agreement, payable in a lump sum cash payment within thirty (30) days following his date of termination of employment. In addition, if Mr. Ferris elects COBRA coverage, he will receive an additional lump sum payment equal to the amount obtained by multiplying (i) the monthly cost for continuation coverage under COBRA (as in effect as of his termination date) for group medical, dental and vision coverage for the participant and his dependents immediately before the termination date by (ii) the number of months represented by the remaining term of the employment agreement.

Under the employment agreement, in the event Fidelity Bank terminates Mr. Ferris’ employment without cause or Mr. Ferris voluntary resigns for good reason, in either case, during the term on or following the effective time of a change in control, Fidelity Bank will pay him a severance payment (in lieu of the payments and benefits described in the previous paragraph) equal to three times the sum of (i) the executive’s base salary in effect as of the date of termination (or during the three preceding years, if higher), plus (ii) the average annual cash bonus paid or earned for the three most recently completed calendar years before the change in control occurs, payable in a lump sum within thirty (30) days of the date of termination of employment. In addition, Fidelity Bank will pay Mr. Ferris a lump sum cash payment equal to the amount obtained by multiplying (i) the monthly cost for continuation coverage under COBRA (as in effect as of the termination date) for group medical, dental and vision coverage for him and his dependents immediately before his termination date (whether or not he actually elects COBRA coverage by (ii) 36.

The employment agreement terminates upon Mr. Ferris’ death or disability. Upon termination of employment (other than a termination in connection with a change in control), Mr. Ferris will be required to adhere to one-year non-competition and two-year non-solicitation restrictions set forth in the employment agreement.

Executive Severance Plan. Fidelity Bank maintains the Fidelity Bank Executive Severance Plan (the “Severance Plan”) to provide severance benefits to designated executives in the event their employment is terminated in certain circumstances, including certain terminations related to a change in control. The Severance Plan is intended to secure the continued services of the designated executives and to ensure their continued dedication to their duties in the event of any threat or occurrence of a change in control.

Under the Severance Plan, a participant whose employment is terminated other than for cause (as defined in the Severance Plan) or voluntary terminates employment for good reason (as defined in the Severance Plan) during the period commencing with an initial public announcement of the agreements or other actions that are expected or intended to result in a change of control (as defined in the Severance Plan) and ending 24 months following the occurrence of the change in control (the “covered period”) will receive:

•	a lump sum cash payment equal to the participant’s pro-rata bonus for the year in which the participant is terminated;
•

a lump sum cash payment equal to the participant’s severance multiple, multiplied by the sum of (i) the greater of (x) the participant’s base salary as in effect immediately before the applicable change in control occurred or (y) the participant’s base salary as in effect on the participant’s termination date and (ii) the participant’s target bonus for the year in which the termination date occurs; and

•

a lump sum cash payment equal to the amount obtained by multiplying (i) the monthly cost for continuation coverage under COBRA (as in effect as of the participant’s termination date) for group medical, dental and vision coverage for the participant and the participant’s dependents immediately before the participant’s termination date (whether or not the participant actually elects COBRA coverage by (ii) the number of months represented by the participant’s severance multiple.

If the severance benefits under the Severance Plan, along with any other payments occurring in connection with a change in control of the company, were to cause the participant to be subject to the excise tax provisions of Section 4999 of the Internal Revenue Code of 1986, then the amount of the severance benefits will either be reduced, such that the excise tax would not be applicable, or the participant will be entitled to retain the participant’s full severance benefits, whichever results in the better after-tax position to the participant.

Under the Severance Plan, a participant whose employment is terminated other than for cause or voluntarily terminates employment for good reason outside of a covered period relating to a change in control will receive, subject to the participant’s execution of a general release of claims:

•	a lump sum cash payment equal to the participant’s pro-rata bonus for the year in which the participant is terminated;
•

a lump sum cash payment in an amount equal to the participant’s severance multiple, multiplied by the participant’s base salary as in effect on the participant’s termination date (or the date the executive was designated a participant in the plan, if higher); and

•

if the participant elects continuation coverage under COBRA, a lump sum cash payment equal to the amount obtained by multiplying (i) the monthly cost for continuation coverage under COBRA (as in effect as of the participant’s termination date) for group medical, dental and vision coverage for the participant and the participant’s dependents immediately before the participant’s termination date by (ii) the number of months represented by the participant’s severance multiple.

Messrs. Baker and Wanner have been designated as a participant in the Severance Plan with a severance multiplier of two for a qualifying termination occurring during a covered period related to a change in control and a severance multiplier of two for a qualifying termination outside of a covered period. However, the participation agreements provide that they will not be entitled to any severance benefit outside of the covered period following the third anniversary of the effective date of the Severance Plan.

The Severance Plan also includes a non-disclosure obligation and an obligation not to solicit our employees or customers for a period of 12 months after the date of the participant’s termination of employment.

If Fidelity Bank terminates the Severance Plan or terminates an individual’s participation under the Severance Plan, the participant will continue to be covered for three years (or through the end of the covered period in connection with a change in control that commenced prior to the termination of the plan, if longer).

Performance-Based Deferred Compensation Plan. Fidelity Bank sponsors the Fidelity Bank Performance-Based Deferred Compensation Plan (the “Deferred Compensation Plan”), for certain executives. Under the Deferred Compensation Plan, if a participant achieves the established performance criteria for a fiscal year, Fidelity Bank will credit an award to his or her deferred compensation account under the plan. The performance metrics are set annually by Fidelity Bank and may include both individual and bank performance metrics. If the participant is still employed by Fidelity Bank on the third anniversary of the date the award was granted, the participant will become fully vested in the award and the participant will receive the value of the award plus earnings credited during the three-year vesting period in a single lump sum payment. Awards also become 100% vested in the event of the participant’s death or disability and if the participant terminates service within 12 months following a change in control of Fidelity Bank or FB Bancorp.

401(k) Plan. Fidelity Bank maintains the Fidelity Bank 401(k) Retirement Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of Fidelity Bank.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, up to 100% of their eligible compensation. In addition to salary deferral contributions, Fidelity Bank currently makes matching contributions to the plan equal to 100% of a participant’s deferrals up to 3% of the participant’s compensation, plus 50% of the participant’s deferrals over 3% but not exceeding 6% of the participant’s compensation. Fidelity Bank may also make discretionary contributions to the plan. A participant is immediately 100% vested in his or her salary deferral contributions and becomes vested in employer contributions at the rate of 20% per year after two years of service, so that the participant will be 100% vested after completing six years of service.

Employee Stock Ownership Plan. Fidelity Bank maintains an employee stock ownership plan (“ESOP”) for eligible employees. The named executive officers are eligible to participate in the ESOP on the same terms as other eligible employees of Fidelity Bank.

The ESOP trustee purchased, on behalf of ESOP, 8.0% of the total number of shares of FB Bancorp common stock sold in the conversion, which purchase was funded with a loan from FB Bancorp equal to the aggregate purchase price of the common stock.

The trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee allocates the shares released among participants’ accounts based on each participant’s proportional share of compensation relative to all participants. A participant will vest in his or her account balance based on his or her years of service with Fidelity Bank, at the rate of 20% per year after two years of service, so that the participant is 100% vested after completing six years of service.

Directors’ Compensation

The following table sets forth for the year ended December 31, 2024, certain information as to the total renumeration paid to our non-employee directors. The renumeration paid to each employee director is disclosed in the Summary Compensation Table appearing above.

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($)	Total ($)
Katherine A. Crosby(2)	$13,750	$395,525	$409,275
W. Anderson Baker, III	55,833	—	55,833
J. Luis Baños, Jr.	55,833	—	55,833
Winifred M. Beron	61,833	—	61,833
Gerard W. Barousse, Jr.	55,833	—	55,833
Stephen W. Hales	56,333	—	56,333
Mark C. Romig	55,833	—	55,833
Mahlon D. Sanford	55,833	—	55,833
Todd G. Schexnayder	55,833	—	55,833

(1)	Includes annual fee for non-employee directors of $55,833 and a fee of $500 per meeting chaired by the Chairs of the Compensation, Audit, and Corporate Governance Committees.
(2)

Board fees for Ms. Crosby were discontinued upon her entering into an employment agreement with Fidelity Bank. All other compensation is comprised of Ms. Crosby's salary of $320,000, a bonus of $60,000, and a 401(k) Plan employer contribution of $15,525.

Each director of Fidelity Bank also serves as a director of FB Bancorp. Fidelity Bank pays director fees as set forth above and FB Bancorp pays an annual retainer to non-employee directors of $10,000.

Director Retirement Plan. Fidelity Bank sponsors the Amended and Restated Fidelity Bank Director Retirement Plan (the “Director Retirement Plan”). Eligible directors include the non-employee members of the Board of Directors of Fidelity Bank who were serving as directors prior to March 18, 2020, and Ms. Crosby, who serves as Executive Chairman of the Board of Directors. Under the Director Retirement Plan, a director who retires after reaching his or her Full Vesting Date (i.e., the date on which the director has completed at least 20 years of service on the Board of Directors) will receive a monthly benefit of $2,500 for life. A director who has not completed 20 years of service but retires after reaching his or her Partial Vesting Date (i.e., the date on which the director has completed at least 10 years of service on the Board of Directors) will receive a reduced monthly benefit. The reduced monthly benefit equals the normal $2,500 monthly benefit multiplied by a percentage. The percentage equals 50% for directors with ten years of service and an additional 5% for each year of service in excess of ten years of service. A director who terminates service with the Board of Directors prior to completing ten years of service and a director who terminates service with the Board of Directors on account of cause (as described in the Director Retirement Plan) is not entitled to any benefit under the Director Retirement Plan. Directors Ferris and Schexnayder do not participate in the Director Retirement Plan and do not intend to participate in the future.

Employment Agreement with Katherine A. Crosby. Fidelity Bank entered into an employment agreement with Ms. Crosby. The initial term of the employment agreement is two years and on each anniversary of the effective date the term automatically renews for one additional year, so that the remaining term is again two years, unless either Fidelity Bank or Ms. Crosby gives notice to the other party of non-renewal. If either party provides the other with notice of non-renewal, the term will become fixed and expire at the end of the second anniversary of the date of the notice of non-renewal. Notwithstanding the foregoing, in the event FB Bancorp or Fidelity Bank enter into a transaction that would constitute a change in control, as defined under the employment agreement, the term will automatically extend and expire no less than two years following the effective date of the change in control.

The employment agreement specifies the base salary of Ms. Crosby, which currently is $320,000. Fidelity Bank may increase, but not decrease, Ms. Crosby’s base salary. In addition to base salary, the agreement provides that Ms. Crosby may receive a discretionary bonus. Ms. Crosby is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees of Fidelity Bank, and the reimbursement of reasonable travel and other business expenses incurred in the performance of her duties for Fidelity Bank.

Fidelity Bank may terminate Ms. Crosby’s employment with or without cause (as defined in the employment agreement), or Ms. Crosby may resign from her employment, at any time with or without good reason (as defined in the employment agreement). Under the employment agreement, in the event Fidelity Bank terminates Ms. Crosby’s employment without cause or Ms. Crosby voluntary resigns for good reason (in either case, not in connection with a change in control), Fidelity Bank will pay Ms. Crosby a severance payment equal to 1.5 times her base salary, payable in a lump sum cash payment within thirty (30) days following her date of termination of employment. Ms. Crosby would also receive from Fidelity Bank the pro rata cash bonus expected to be earned for the current year and any other Accrued Obligations (as defined in Section 6 of the employment agreement). In addition, if Ms. Crosby elects COBRA coverage, she will receive an additional lump sum payment equal to the amount obtained by multiplying (i) the monthly cost for continuation coverage under COBRA (as in effect as of her termination date) for group medical, dental and vision coverage for the participant and her dependents immediately before the termination date by (ii) 18.

Under the employment agreement, in the event Fidelity Bank terminates Ms. Crosby’s employment without cause or Ms. Crosby voluntary resigns for good reason, in either case, during the term and on or following the effective time of a change in control, Fidelity Bank will pay her a severance payment (in lieu of the payments and benefits described in the previous paragraph) equal to 1.5 times the sum of (i) her base salary in effect as of the date of termination (or at the time the change in control occurs, if higher), plus (ii) the pro rata cash bonus expected to earned for the current year, payable in a lump sum within thirty (30) days of the date of termination of employment. In addition, Fidelity Bank will pay Ms. Crosby a lump sum cash payment equal to the amount obtained by multiplying (i) the monthly cost for continuation coverage under COBRA (as in effect as of the termination date) for group medical, dental and vision coverage for her and her dependents immediately before her termination date (whether or not she actually elects COBRA coverage by (ii) 18.

The employment agreement terminates upon Ms. Crosby’s death or disability or her voluntary resignation as Chair of the Board of Directors. Upon termination of employment (other than a termination in connection with a change in control), Ms. Crosby will be required to adhere to one-year non-competition and one-year non-solicitation restrictions set forth in the employment agreement.

Policies and Practices Related to the Grant of Certain Equity Awards

While the Company does not have formal policy or obligation that requires it to grant or award equity-based compensation on specific date, the Compensation Committee and the Board have a historical practice of not granting stock options to executive officers during closed quarterly trading windows as determined under the Company’s insider trading policy. Consequently, the Company has not granted, and does not expect to grant, any stock options to any named executive officers within four business days preceding the filing with the SEC of any periodic reports on Form 10-K, 10-Q or 8-K that discloses material non-public information. The Compensation Committee and the Board of Directors do not take material non-public information into account when determining the timing of equity awards and do not time the disclosure of material non-public information in order to impact the value of executive compensation.

The Company did not grant any stock options to its executive officers, including the named executive officers, during the year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of March 27, 2025, regarding certain beneficial owners of shares of the Company’s common stock, including information regarding persons and entities known to the Company to be the beneficial owner of more than 5% of the Company’s issued and outstanding common stock and information regarding each director, named executive officer and all directors and executive officers of the Company as a group.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of All Common Stock Outstanding
Delaware Charter Guarantee & Trust Company dba Principal Trust Company as Directed Trustee for the Fidelity Bank 401(k) Retirement Plan and the Fidelity Bank Employee Stock Ownership Plan(1)
1013 Centre Road Ste 300
Wilmington, DE 19805-1265	1,877,127	9.5%

Name and Title of Beneficial Owner	Shares Beneficially Owned	Percent of All Common Stock Outstanding(2)
Katherine A. Crosby, Executive Chairman of the Board	75,807(3)	*
Christopher S. Ferris, President and Chief Executive Officer	35,813(4)	*
W. Anderson Baker, III, Director	50,000	*
J. Luis Baños, Jr., Director	20,000	*
Gerard W. Barousse, Jr., Director	55,000(5)	*
Winifred M. Beron, Director	70,000	*
Stephen W. Hales, Director	50,000	*
Mark C. Romig, Director	10,220	*
Mahlon D. Sanford, Director	30,000	*
Todd G. Schexnayder, Director	10,000	*
Todd M. Wanner, Chief Financial Officer	17,412(6)	*
Randall L. Baker, Chief Operating Officer	9,962(7)	*
Patrick L. Griggs, Chief Risk/Credit Officer	5,774(8)	*
All directors and officers as a group (13 persons)	439,988	2.2%

*Less than 1%.

(1)	Based on the Schedule 13G filed February 14, 2025.
(2)	Based on 19,837,500 shares outstanding as of March 31, 2025.
(3)	Includes 40,000 shares held by Ms. Crosby’s spouse in his IRA and 801 shares held through the ESOP.
(4)	Includes 30,243 shares held in the Bank’s 401(k) Plan and 801 shares held through the ESOP.
(5)	Includes 5,000 shares held in a trust for the benefit of Director Barousse’s daughter
(6)	Includes 8,441 shares held in the Bank’s 401(k) Plan and 801 shares held through the ESOP.
(7)	Includes 2,400 shares held in the Bank’s 401(k) Plan and 801 shares held through the ESOP.
(8)	Includes 774 shares held through the ESOP.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board Independence

FB Bancorp has adopted the standards for “independence” for purposes of board and committee service as set forth in the listing standards of the Nasdaq Stock Market. The Board of Directors has determined that each director, except for Katherine A. Crosby and Christopher S. Ferris, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Ms. Crosby and Mr. Ferris are not considered independent because each currently serves as an executive officer of FB Bancorp and Fidelity Bank. In addition, Todd Schexnayder was not considered independent until November 2, 2024, as he previously served as an executive officer of Fidelity Bank through November 1, 2021.

To our knowledge, there were no other transactions between us and any director or entity controlled by any director, which would interfere with the directors’ exercise of independent judgment in carrying out his responsibilities as a director.

Procedures Governing Related Persons Transactions

The Company maintains a Policy and Procedures Governing Related Person Transactions, which is a written set of procedures for the review and approval of transactions involving related persons. Under these procedures, related persons consist of directors, director nominees, executive officers, persons or entities known to us to be the beneficial owner of more than 5% of any outstanding class of the voting securities of the Company or immediate family members or certain affiliated entities of any of the foregoing persons.

Transactions covered by the procedures consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•
the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year;
•
the Company is, will, or may be expected to be a participant; and
•
any related person has or will have a direct or indirect material interest.
•
the procedures exclude certain transactions, including:
•
any compensation paid to an executive officer of the Company if the Compensation Committee of the Board approved (or recommended that the Board approve) such compensation;
•
any compensation paid to a director of the Company if the Board or an authorized committee of the Board of Directors approved such compensation; and
•
any transaction with a related person involving consumer and investor financial products and services proved in the ordinary course of the Company’s business and on substantially the same terms as those prevailing at the time for comparable services provided to persons unrelated to the Company, or to the Company’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions will be reviewed by the Audit Committee. In connection with its review, the Audit Committee will consider all relevant factors, including:

•
whether the terms of the proposed transaction are at least as favorable to the Company as those that might be achieved with an unaffiliated third party;
•
the size of the transaction and the amount of consideration payable to the related person;
•
the nature of the interest of the related person;
•
whether the transaction may involve a conflict of interest as defined in the Company’s Code of Ethics and Business Conduct; and
•
whether the transaction involves the provision of goods and services to the Company that are available and from unaffiliated third parties.

For each periodic review of related persons transactions, the Audit Committee will determine if the transactions were fair, reasonable, and within Company policy and will recommend to the disinterested members of the Board of Directors that they should be ratified and approved or make such other recommendation to the Board of Directors as the Audit Committee deems appropriate. If any transaction recommended for ratification and approval by the Audit Committee is not ratified and approved by the Board of Directors, the Secretary of the Audit Committee will provide a report to the Audit Committee setting forth information about the Board’s actions.

Item 14. Principal Accounting Fees and Services.

The fees billed to the Company and the Bank by EisnerAmper LLP for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Audit fees (1)	$359,950	$196,645

Audit-related fees (2)
Tax fees (3)	$1,250
All other fees

(1)
Consists of fees for professional services rendered for the audit of the consolidated financial statements included in the Annual Report on Form 10-K, for the review of consolidated financial statements included in the Quarterly Reports on Form 10-Q and for services normally provided by the independent registered public accountant in connection with statutory and regulatory filings or engagements. Additionally, consists of fees for services associated with Securities and Exchange Commission registration statements or other documents filed in connection with securities offerings, including comfort letters, consents, and assistance with review of documents filed with the Securities and Exchange Commission.
(2)
Consists of fees for assurance and related services that are reasonably related to the audit of the Company's financial statements.
(3)
Consists of fees for tax compliance services, including preparation of federal and state income tax returns, and tax payment and planning advice.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accountants

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its Chair when necessary, with subsequent reporting to the Audit Committee. The independent registered public accountants and management are required to report to the Audit Committee quarterly regarding the extent of services provided by the independent registered public accountants in accordance with this pre-approval policy, and the fees for the services performed to date. During the year ended December 31, 2024, all audit-related fees, tax fees, and all other fees set forth in the table above were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1 Articles of Incorporation of FB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), as filed on March 4, 2024)

3.2 Bylaws of FB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No333-277630), as filed on March 4, 2024)

4.1 Form of Common Stock Certificate of FB Bancorp, Inc. (incorporated by reference to Exhibit 4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), as filed on March 4, 2024)

4.2 Description of Registrant’s Securities (incorporated by reference to the Company’s Registration Statement on Form 8-A (Commission File No. 001-42380), as filed on October 22, 2024)

10.1 Employment Agreement between Fidelity Bank and Katherine A. Crosby (incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), as filed on April 15, 2024)†

10.2 Employment Agreement between Fidelity Bank and Christopher S. Ferris (incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), as filed on March 4, 2024)†

19 Policy Regarding Insider Trading

21 Subsidiaries of Registrant

23 Consent of EisnerAmper LLP

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97 FB Bancorp, Inc. Clawback Policy

101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

† Denotes a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of FB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023. (Note: Partners of Postlethwaite & Netterville, APAC joined EisnerAmper LLP in 2023. Postlethwaite & Netterville, APAC had served as the Company’s auditor since 2007.)

EISNERAMPER LLP

Metairie, Louisiana

March 27, 2025

FB Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2024 and 2023

(Dollars in thousands, except share data)

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
ASSETS
Cash and due from banks	$6,841	$5,795
Interest-bearing deposits at other financial institutions	92,004	81,313
Total cash and cash equivalents	98,845	87,108

Securities available for sale, at fair value (amortized cost of $264,639 and $269,378, respectively)	244,119	249,898
Derivative assets	439	184
Loans held for sale, at fair value	26,026	22,576
Loans held for investment	756,897	665,684
Less: allowance for credit losses	(6,244)	(6,203)
Loans held for investment, net	750,653	659,481
Federal Home Loan Bank stock, at cost	4,354	4,106
Bank owned life insurance	14,986	14,640
Accrued interest receivable	5,729	5,506
Premises and equipment, net	54,145	51,455
Other real estate owned	610	815
Goodwill	—	5,786
Mortgage servicing rights	1,078	2,231
Prepaid expenses	2,151	2,518
Other assets	17,798	18,628

Total assets	$1,220,933	$1,124,932

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$132,258	$142,032
Interest bearing	668,484	627,256
Total deposits	800,742	769,288

Advances by borrowers for taxes and insurance	6,537	11,774
Other borrowings	73,500	172,200
Accrued interest payable	380	524
Other liabilities	13,519	14,409
Total liabilities	894,678	968,195

Stockholders' Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 120,000,000 shares authorized; 19,837,500 and -0- issued and outstanding at December 31, 2024 and 2023, respectively	198	—
Additional paid-in capital	193,571	—
Unearned ESOP shares - 1,523,520 shares	(17,215)	—
Retained earnings	165,912	172,126
Accumulated other comprehensive income (loss)	(16,211)	(15,389)
Total stockholders' equity	326,255	156,737

Total liabilities and stockholders' equity	$1,220,933	$1,124,932

The accompanying notes are an integral part of these consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Operations

	For the years ended December 31,
	2024	2023
	(Dollars in thousands except per share amounts)
Interest and dividend income
Interest and fees on loans	$53,361	$43,287
Interest and dividends on investment securities	9,085	9,278
Interest on deposits in other banks	3,443	1,733
Total interest and dividend income	65,889	54,298

Interest expense
Deposits	11,196	6,762
Borrowed funds	8,237	3,368
Total interest expense	19,433	10,130

Net interest income	46,456	44,168
Provision (benefit) for credit losses	1,530	649
Net interest income after provision (benefit) for credit losses	44,926	43,519

Non-interest income
Service charges and fee income from deposit accounts	2,908	3,160
Gain on sales of mortgage loans	12,739	12,526
Gain (loss) on sales and disposal of assets	(283)	(1)
Gain (loss) on sales of available for sale securities	285	66
Gain on sales of mortgage servicing rights	2,584	5,318
Other non-interest income	1,776	3,856
Total non-interest income	20,009	24,925

Non-interest expenses
Salaries and employee benefits	40,942	40,729
Occupancy and equipment	8,108	8,067
Directors’ fees	618	806
Data processing	4,830	4,683
Advertising and marketing	1,969	1,755
Mortgage servicing rights amortization	503	1,763
Hedging activity, net	(7)	247
Goodwill impairment	5,786	—
Other general and administrative	8,537	8,946
Total non-interest expenses	71,286	66,996

Income (loss) before income taxes	(6,351)	1,448
Income tax expense (benefit)	(137)	330

Net income (loss)	$(6,214)	$1,118

Earnings (losses) per share - basic and diluted	$(1.74)	—
Weighted average shares outstanding	3,561,894	—

The accompanying notes are an integral part of these consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
	2024	2023
	(Dollars in thousands)
Net income (loss)	$(6,214)	$1,118
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(755)	4,623
Reclassification adjustment for (gains) losses realized on securities available for sale	(285)	(66)
Net unrealized gains (losses)	(1,040)	4,557
Tax effect	218	(957)
Total other comprehensive income (loss)	(822)	3,600

Total comprehensive income (loss)	$(7,036)	$4,718

The accompanying notes are an integral part of these consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2024 and 2023

(Dollars in thousands, except share data)

					Accumulated	Unallocated
	Common		Additional		Other	Common	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Stock Held By	Stockholders'
	Issued	Stock	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2022	—	$—	$—	$171,008	$(18,989)	$—	$152,019

Comprehensive income (loss):
Net income (loss)	—	—	—	1,118	—	—	1,118
Other comprehensive income (loss), net of tax	—	—	—	—	3,600	—	3,600
Total comprehensive income (loss)							4,718

Balance at December 31, 2023	—	—	—	172,126	(15,389)	—	156,737

Comprehensive income (loss):
Net income (loss)	—	—	—	(6,214)	—	—	(6,214)
Other comprehensive income (loss), net of tax	—	—	—	—	(822)	—	(822)
Total comprehensive income (loss)							(7,036)

Issuance of common stock (net of issuance costs of $4.7 million)	19,837,500	198	193,519	—	—	—	193,717
Purchase of common shares by the ESOP (1,587,000 shares)	-					(17,932)	(17,932)
ESOP shares committed to be released (63,480 shares)	-		52			717	769

Balance at December 31, 2024	19,837,500	$198	$193,571	$165,912	$(16,211)	$(17,215)	$326,255

The accompanying notes are an integral part of these consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

	For the years ended December 31,
	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,214)	$1,118
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,532	2,410
Goodwill impairment	5,786	—
(Gain) loss on sales and disposal of assets	283	1
Net (accretion) amortization on securities	(830)	(699)
Provision (benefit) for credit losses	1,530	649
ESOP expense	769	—
Increase in cash surrender value of life insurance	(346)	(303)
Amortization of mortgage servicing rights	503	1,763
Federal Home Loan Bank stock dividends	(248)	(164)
Net gain on sales of available for sale securities	(285)	(66)
Net gain on sales of mortgage servicing rights	(2,584)	(5,318)
Deferred income taxes (benefit)	(116)	(916)
Net (increase) decrease in derivative instruments	(255)	200
Changes in other operating assets and liabilities	(1,058)	(212)
Loans held for sale:
Originations	(367,836)	(464,017)
Proceeds from sale	377,036	471,407
Gain on sale of loans, net	(12,739)	(12,526)
Net change in fair value	89	(330)

Net cash provided by (used in) operating activities	(3,983)	(7,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(35,423)	(17,298)
Proceeds from maturities, prepayments, and sales of securities available for sale	41,277	42,840
Proceeds from sale of mortgage servicing rights	4,566	10,751
Purchase of FHLB stock	—	(1,387)
(Increase) decrease in loans held for investment, net	(95,007)	(112,138)
Purchases of premises and equipment	(5,222)	(7,033)
Proceeds from sale of other real estate owned	2,227	162

Net cash provided by (used in) investing activities	(87,582)	(84,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	31,454	(22,240)
Net change in other borrowings	(98,700)	142,100
Net change in advances by borrowers for taxes and insurance	(5,237)	(2,383)
Net proceeds from issuance of common stock	187,850	—
Purchase of over subscribed common stock for ESOP	(12,065)	—

Net cash provided by (used in) financing activities	103,302	117,477

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,737	26,371
Cash and cash equivalents at beginning of period	87,108	60,737
Cash and cash equivalents at end of period	$98,845	$87,108

Supplemental Disclosures For Cash Flow Information:
Cash paid for interest on deposits and borrowings	$19,577	$9,626
Cash paid for income taxes	$1,244	$—
Loans transferred to other real estate owned	$2,305	$839
Purchase of common stock for ESOP within original offering	$5,867	$—

The accompanying notes are an integral part of these consolidated financial statements.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

1.
Summary of Significant Accounting Policies

Fidelity Homestead Association, a Louisiana corporation, was formed on December 31, 1908, as a chartered institution by the state of Louisiana until 2007. In July 2007, Fidelity Homestead Association officially changed its charter to be a state-chartered mutual savings bank and changed its name to Fidelity Homestead Savings Bank. In December 2014, the name was changed to Fidelity Bank (“the Bank”). FB Bancorp, Inc. (“FB Bancorp,” the “Company,” “we,” “our”) is a Maryland corporation that was incorporated in February 2024 to become the registered bank holding company for Fidelity Bank upon its conversion from the mutual-to-stock form of organization, which occurred on October 22, 2024. The Company sold 19,837,500 shares of common stock at $10.00 per share, for gross offering proceeds of $198.4 million. The cost of conversion and issuance of common stock was approximately $4.7 million, which was deducted from the gross offering proceeds. The Bank’s employee stock ownership plan (“ESOP”) purchased 1,587,000, or 8% of total shares issued, at a cost of $17.9 million. The Company contributed $88.4 million of the net offering proceeds to the Bank as additional capital.

The Bank operates eighteen full service branches and two drive-up branches in Southern Louisiana. The Bank’s primary lending products are real-estate residential, real-estate commercial, and consumer loans. The Bank’s primary deposit products are certificates of deposit and demand deposit accounts. In January 2014, the Bank acquired the net assets of NOLA Lending Group (“NOLA”) as a fully-owned division of the Bank. NOLA originates, primarily for resale, residential mortgages in Southern Louisiana, the Florida panhandle, and Mississippi.

A summary of the significant accounting policies of the Bank consistently applied in the preparation of the accompanying financial statements follows. The accounting principles followed by the Bank and the methods of applying them are in conformity with both accounting principles generally accepted in the United States of America and prevailing practices of the banking industry.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all other entities in which the Company has controlling interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to generally accepted accounting principles and the prevailing practices within the banking industry.

Operating Segments

Generally accepted accounting principles requires that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker ("CODM") in deciding how to allocate resources to segments.

See additional segment disclosure information in Note 19 – Segment Information.

Estimates

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the allowance for credit losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions and the real estate industry.

Other material estimates that are particularly significant relate to mortgage banking operations under NOLA. These estimates include the Bank’s fair value measurements of loans held for sale, interest rate locks granted to consumers, and other derivative assets used for hedging the interest rate risk of NOLA’s mortgage business.

Concentration of Credit Risks

The Bank’s lending activity is concentrated primarily in Southern Louisiana. Repayment of loans is expected to come from cash flows of the borrowers. Losses are limited by the value of the collateral upon default of the borrowers. The Bank does not have any significant concentrations to any one industry or customer. The Bank also holds a substantial amount of its cash and cash equivalents at the Federal Reserve Bank.

Commercial real estate loans, including commercial construction loans, represented approximately 32% and 31% of the total portfolio at December 31, 2024 and 2023 respectively.

Cash and Cash Equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as cash, interest-bearing deposits and noninterest-bearing demand deposits at other financial institutions with maturities less than one year. Generally, interest bearing deposits with banks have maturities of three months or less and federal funds are sold for one-day periods. The Bank may be required to maintain cash on hand or on deposit with the Federal Reserve Bank to meet regulatory requirements. The Federal Reserve announced on March 15, 2020 it was reducing reserve requirements to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions to free up liquidity in the banking system to support lending to

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

households and businesses. As such, during 2020 management reduced reserve balance to zero, where it remained as of December 31, 2024 and 2023.

Advertising

The Bank expenses the costs of advertising as incurred.

Investment Securities

Generally, the Bank invests in Federal Agency securities, such as, Federal Home Loan Bank (FHLB) and mortgage backed securities, such as those of Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Small Business Administration (SBA) and corporate bonds.

Debt securities are classified as available-for-sale and recorded at fair value, with unrealized gains and losses excluded from earnings and recognized, net of income taxes, in other comprehensive income (loss) and in accumulated other comprehensive income (loss), a separate component of equity. The Bank had no held to maturity or trading securities as of December 31, 2024 or 2023.

The Bank evaluates available-for-sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit loss on the statement of financial condition, limited to the amount by which the amortized cost basis exceeds the fair value with a charge to earnings. In evaluating available-for-sale securities in unrealized loss positions for impairment, management considers the magnitude as well as the reasons for the decline, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, whether the Bank would be required to sell the securities before a full recovery of costs and the results of reviews of the issuers' financial condition, among other facts.

The amortized cost of securities classified as available for sale or held to maturity is adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage backed securities, over the estimated life of the security. Amortization, accretion and accrued interest are included in interest income on securities. Realized gains and losses are included in net securities gains and losses. Gains and losses on the sales of securities are recorded on the trade date and are determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security place on non-accrual is reversed against interest income.

FHLB Stock

As a member of the FHLB, the Bank is required to maintain an investment in the FHLB based on defined criteria, including total assets. Because no ready market exists for this investment and there is no quoted market value, the Bank’s investment in FHLB stock is valued at cost. A determination as to whether there has been an impairment of a restricted stock investment is performed annually and includes a review of the current financial condition of the issuer.

Loans and Interest Income

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans in Southeast Louisiana. The ability of the Bank’s creditors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the unpaid principal balances, less the allowance for credit losses and net of deferred loan origination fees and unearned discounts. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield, using the interest method over the contractual life of the loan, adjusted for prepayments. Unearned discount relates principally to consumer installment loans. Interest on loans is credited to operations based on the unpaid principal amount outstanding using methods that approximate the interest method.

Interest on loans is recorded to income as earned. Accretion of unearned income is computed using methods which approximate a level rate of return on recorded principal. The accrual of interest on loans is fully reserved against interest income at the earliest of the loan being 91 days delinquent or at which point the Bank believes the collection of interest is doubtful after consideration of the economic environment, business conditions, and collection efforts. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. The interest on these loans is accounted for on the cash-basis method or cost-recovery method, until qualifying for return to accrual. When a loan is placed on non-accrual status, uncollected accrued interest is reversed, reducing interest income and future income accrual is discontinued. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Under certain circumstances, interest rate reductions may be allowed on delinquent loans. Delinquency is based on the contractual terms of the loan.

Loans held for sale are stated at fair value on the statements of financial condition. The fair value includes any differentiation of the loans interest rates compared to similar loans delivered to investors, the expected servicing value of the loans, and any accrued interest. The Bank does not defer fees or costs on loans held for sale. The Bank elected the fair value option for loans held for sale because it more accurately reflects income and expenses related to secondary market mortgage activities in periods presented. The fair value of loans held for sale at December 31, 2024 and 2023 was $26.0 million and $22.6 million compared to the unpaid principal balance of $25.5 million and $21.2 million, respectively.

Transfers of financial assets are accounted for as sales when control over the asset has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity. During the normal course of business, the Bank may transfer a portion of a financial asset, for example, a participation loan or government guaranteed portion of a loan. In order to be eligible for sales treatment, the transfer of the portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria for a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, and loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder has the right to pledge or exchange the entire loan.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Allowance for Credit Losses

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable or the borrower is experiencing financial difficulty where repayment is expected to be provided substantially through the operation or sale of collateral, expected credit losses are based on the fair value of the collateral adjusted for selling costs as appropriate.

The evaluation of the adequacy of loan collateral is often based upon estimates and appraisals. Because of changing economic conditions, the valuations determined from such estimates and appraisals may also change. Accordingly, the Bank may ultimately incur losses which vary from management’s current estimates. Adjustments to the allowance for credit losses are reported in the period such adjustments become known or are reasonably estimable.

Unfunded Commitments

Commitments to extend credit are agreements to lend to a customer if all conditions of the commitment have been met. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The reserve for unfunded commitments is recorded within other liabilities on the consolidated statements of financial condition, and the related provision is recorded in provision for credit losses on the consolidated statements of operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Other Real Estate Owned

Other real estate owned assets consist of real estate acquired through, or in lieu of, loan foreclosure. These assets are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to allowance for credit losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Premises and Equipment

Land is carried at cost. Buildings, furniture, fixtures, equipment, and leasehold and land improvements are carried at cost, less accumulated depreciation and amortization computed on a straight line basis over the estimated useful lives of 5 to 39 years for buildings and leasehold and land improvements and 3 to 10 years for furniture, fixtures and equipment. Depreciation and amortization are computed primarily using the straight-line method over the estimated useful lives of the assets or over the shorter of the lease terms or the estimated lives of the leasehold improvements. Expenditures for repairs and maintenance are charged to operations while expenditures for major replacements and betterments are capitalized. When property and equipment are retired or sold, their cost and accumulated depreciation and amortization are removed from the property accounts and the resulting gain or loss is recorded in current operations at the date of disposal.

Loan Servicing

The authoritative guidance for accounting for servicing of financial assets requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to subsequently measure those servicing assets and servicing liabilities at fair value. Under the guidance, for subsequent measure, the Bank elected to continue to use the amortization method instead of adopting the fair value method. Management has determined that it has one class of servicing rights which is based on the type of loan. The risk characteristics of the underlying financial assets used to stratify servicing assets for purposes of measuring impairment are interest rate, type of product (fixed versus variable), duration, and asset quality.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan; the fees are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration paid over the fair value of net assets acquired and liabilities assumed at acquisition date. Goodwill has an indefinite useful life and is not amortized, but tested for impairment at least annually. The Bank performed its annual impairment evaluations of goodwill for 2024 and 2023. An impairment loss related to goodwill is recognized if the carrying amount of the goodwill is not recoverable and its carrying amount exceeds its fair value. After the impairment loss is recognized, the adjusted carrying amount of the goodwill shall be its new accounting basis. The Bank recognized $5.8 million of goodwill impairment at December 31, 2024. For more information, see note 6.

Bank Owned Life Insurance

The Bank is the owner and beneficiary of life insurance policies covering the lives of certain officers. These policies were purchased for investment purposes and are not associated with any deferred compensation or supplemental retirement plan. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the consolidated statements of financial condition dates, which is the cash surrender value adjusted for other charges or other amounts.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Income Taxes

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

Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent. Deferred tax assets are reduced by a valuation allowance, if based on the weight of evidence available, it is more likely than not that some portion or all of deferred tax asset will not be realized.

The Bank follows the accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Changes in the recognition or measurement are reflected in the period in which the change in judgment occurs. The Bank has evaluated its positions regarding the accounting for uncertain tax positions and does not believe it has any material uncertain tax positions.

The Bank recognizes interest and penalties on income taxes as a component of income tax expense.

Earnings (Loss) per Common Share

Basic earnings (loss) per share (“EPS”) represents income available or loss attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Unallocated common shares held by the ESOP are shown as a reduction in stockholders’ equity and are excluded from the weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

The Company had no dilutive or potentially dilutive securities during the year ended December 31, 2024.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the statements of financial condition, such items, along with net income (loss), are components of comprehensive income (loss).

Derivative Assets

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

As part of mortgage origination activities, the Bank enters into two forms of derivatives. These are interest rate locks and forward commitments to deliver residential mortgage bonds. The Bank does this to make an economic hedge against interest rate risk. The net values of these assets are carried at fair value with changes reflected in income. The Bank does not designate these as a hedge accounting relationship. For more information, see note 17.

Off-Balance Sheet Credit Related to Financial Instruments

In the ordinary course of business, the Bank enters into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Fair Values of Financial Instruments

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

Revenue Recognition

Service charges and fee income and other non-interest income include deposit and lending-related fees. Deposit-related fees consist of fees earned on customer activities and are generally recognized when the transactions occur or as the service is performed. Fees are earned on deposit accounts for account maintenance and various transaction-based services, such as ATM transactions, wire transfer activities, check and money order processing and insufficient funds/overdraft transactions. Lending-related fees generally represent transactional fees earned from late payments and other miscellaneous fees.

Card interchange fees are recognized upon settlement of credit and debit card payment transactions and are generally determined on a percentage basis for credit cards and fixed rates for debit cards based on the corresponding payment network’s rates.

There are no significant judgments relating to the amount and timing of revenue recognition for revenue streams within the scope of Topic 606. Due to the nature of the services provided, the Bank does not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized. Additionally, there are no material contract assets or receivables as the Bank does not typically enter into long-term revenue contracts with its customers.

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Bank leases certain locations and equipment. The Bank records leases on the consolidated statements of financial condition in the form of lease liability for the present value of the future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Bank could obtain for similar loans as of the date of commencement or renewal. The Bank does not record short term leases with an initial lease term of on year or less on the consolidated statements of financial condition.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

At lease inception, the Bank determines the lease term by considering the noncancelable lease term and all optional renewal periods that the Bank is reasonable certain to renew. The lease term is also used to calculate straight-line lease expense. Leasehold improvements, except for those relating to leases between entities under common control, are amortized over the shorter of the useful life and the estimated lease term.

Operating lease expense consist of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease expense, and any impairment of the right-of-use asset. Lease expense is included in occupancy and equipment expense on the Bank’s consolidated statements of operations.

The Company has elected the practical expedient that allows lessees to choose to not separate lease and nonlease components by class of underlying asset and are applying this practical expedient to all relevant asset classes. Additionally, the Company elected the package of transition provisions available which allowed the carryforward of the Company’s historical assessments of whether contracts contain leases, the lease classification, and the treatment of initial direct costs.

Recent Accounting Standards Adopted:

Allowance for Credit Losses

On January 1, 2023, the Bank adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

Upon adoption of these new credit loss measurement standards, the Bank did not recognize a material change to its consolidated financial position or results of operations. No retroactive cumulative effect of accounting changes were recognized in this adoption.

Troubled Debt Restructurings

ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 became effective for the Bank on January 1, 2023. The adoption of ASU 2022-02 did not have a significant impact on our financial statements.

Accounting Standards Adopted in 2024:

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items. Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually. The goal of these disclosures is to enable investors to develop more decision-useful financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update should be applied retrospectively to all previous periods presented. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements:

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this update provides enhanced transparency and decision usefulness of income tax disclosures. The amendment addresses investor requests for income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid information. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. Investors anticipate theses disclosures will provide an understanding of an entity’s exposures to changes in tax legislation and allow investors to better assess income tax information that affects cash flow forecasts and capital allocation decisions, as well as identify opportunities to increase future cash flows. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain amounts in the 2024 financial statements have been reclassified to conform to the 2023 presentation. Any changes in presentation did not have a material impact on the Bank’s financial condition or results of operations.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

2.
Earnings (Loss) Per Share

Earnings (Loss) per share is calculated by dividing consolidated net income or loss (numerator) by the weighted-average common shares (denominator).

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the year ended December 31, 2024. The Company converted from the mutual form of organization to the stock form of organization on October 22, 2024; therefore, there were no outstanding shares for 2023.

Denominator:	December 31, 2024
Weighted-average common shares outstanding	3,848,258
Less: Average unearned ESOP shares	(286,364)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	3,561,894

The Company had no dilutive or potentially dilutive securities during the period presented.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

3.
Investment Securities

The tables below show the amortized cost and fair value, by type, of the Company’s available for sale debt securities as of December 31, 2024 and 2023:

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available for sale:
U.S. government sponsored agencies	$147,674	$68	$10,909	$136,833
Mortgage-backed securities	85,708	19	8,444	77,283
Corporate bonds	31,237	—	1,254	29,983
Small Business Administration	20	—	—	20
Total available for sale	$264,639	$87	$20,607	$244,119

	December 31, 2023
Available for sale:
U.S. government sponsored agencies	$146,112	$175	$10,760	$135,527
Mortgage-backed securities	85,902	52	7,159	78,795
Corporate bonds	37,298	—	1,787	35,511
Small Business Administration	66	—	1	65
Total available for sale	$269,378	$227	$19,707	$249,898

As of December 31, 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for impairment when there has been a decline in fair value below the amortized cost basis at least quarterly. Accordingly, management is able to effectively measure and monitor the unrealized loss position on these securities and because the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company determined no allowance for credit loss was required as of December 31, 2024 or 2023.

Accrued interest receivable on investment securities totaled $1.5 million and $1.7 million as of December 31, 2024 and 2023, respectively, and was reported in accrued interest receivable on the statements of financial condition.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of securities with gross unrealized losses at December 31, 2024 and 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2024
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$12,337	$246	$118,800	$10,663	$10,909
Mortgage-backed securities and small business administration	17,590	698	56,203	7,746	8,444
Corporate bonds	7,955	133	22,028	1,121	1,254
Total available for sale	$37,882	$1,077	$197,031	$19,530	$20,607

	December 31, 2023
Available for sale:
U.S. government sponsored agencies	$5,491	$9	$126,532	$10,751	$10,760
Mortgage-backed securities and small business administration	10,241	98	64,263	7,062	7,160
Corporate bonds	2,507	88	33,004	1,699	1,787
Total available for sale	$18,239	$195	$223,799	$19,512	$19,707

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at December 31, 2024 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Within one year or less	$9,942	$9,887
One through five years	78,403	74,427
After five through ten years	82,805	77,452
Over ten years	93,489	82,353
Total	$264,639	$244,119

At December 31, 2024 and 2023, approximately $144 million and $170 million of investments were pledged to secure various deposits or borrowings, respectively.

Additional information related to fair value of investment securities is provided in note 16.

Sales of available for sale securities for the years ended December 31, 2024 and 2023, were as follows:

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

	2024	2023
Proceeds	$12,628	$17,373
Gross gains realized	327	270
Gross losses realized	42	204

4.
Loans Held for Investment

The components of loans were as follows at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Residential mortgage loans (1-4 family):
Fixed	$98,694	$94,267
Variable	155,948	154,630
Construction	34,139	15,764
Total residential mortgage loans	288,781	264,661
Commercial loans
Real estate	241,063	206,267
Other	94,981	69,619
Total commerical loans	336,044	275,886
Consumer loans:
Home equity	106,550	98,331
Other consumer	26,690	27,740
Total consumer loans	133,240	126,071
Total loans held for investment	758,065	666,618
Less:
Undisbursed portion of mortgage loans	(161)	(118)
Net deferred loan costs (fees)	(1,007)	(816)
Allowance for credit losses	(6,244)	(6,203)
Total loans held for investment, net	$750,653	$659,481

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Accrued interest receivable on loans held for investment totaled $4.1 million and $3.8 million as of December 31, 2024 and 2023, respectively, and was reported in accrued interest receivable on the statements of financial condition.

The Company has an established methodology to calculate the Allowance for Credit Losses (“ACL”) that assesses the risks and losses inherent in the Company’s loan portfolio. For purposes of determining the ACL, the Company segments certain loans in its portfolio by product type. The Company’s loans are segmented into the following pools: residential mortgage loans, commercial real estate loans, other commercial loans, home equity, and consumer loans. The Company also sub-segments these segments into classes based on the associated risks within those segments. Residential mortgage loans are divided into the following classes: fixed, variable and construction. Each class of loans requires significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment. The Company uses an internally developed model in this process. Management uses judgment in establishing additional input metrics for the modeling processes.

The model and assumptions the Company uses to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices and end-user controls are appropriate and properly documented. The following are the factors the Company uses to determine the ACL for each segment or class of loan.

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

Commercial Loans

All of our commercial loans are centrally underwritten. When assessing credit risk, we analyze the borrower’s ability to generate adequate cash flow to service the debt in accordance with the terms and conditions of the loan agreement. Usually, our commercial loans are secured by collateral and we assess the current value of the collateral. Additionally, the Company evaluates and assesses the financial strength and liquidity of the borrower’s principals because the Company generally requires the personal guarantees of the borrower’s principals. Common risk factors that are not specific to

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

individual loan transactions include economic conditions within our markets, including unemployment rates and potential changes in collateral values due to market conditions.

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

Consumer Loans

All of the Company’s consumer loans are centrally underwritten. When assessing credit risk, we analyze certain credit factors, such as, payment history, credit utilization and length of credit history. Since a large percentage of consumer loans are secured, management evaluates the likely market value of the collateral. Common risk factors that are not specific to individual loan transactions include economic conditions within our markets. Personal events, disability, death or change in marital status of the borrower also increase risk in consumer lending.

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

Credit Quality Indicators

Loans are categorized into risk categories based on relevant information about the ability of our borrowers to service their debt obligations. The relevant information includes current financial information, historical payment history, credit documentation, public information and current

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

economic trends, among other factors. The Company uses a risk grading matrix to assign risk grades to each of our commercial loans and a portion of our other loans. Loans are graded on a scale of 1 to 10. A description of the general characteristics of the ten grades is as follows:

Grade 1	Substantially Risk Free. Fully secured by own-Bank deposits.

Grade 2

Minimal. Minimal degree of risk in both short term and long term. No noted credit, collateral or technical deficiencies. Exemplary and established history with the Company and elsewhere. Exceptional financial strength and generally in the upper quartile of peer comparisons. Loans secured by properly margined and monitored marketable securities may also be in this category.

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

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Grade 8

Substandard. Identified crucial weakness with associated loss potential. Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. An assessment under ASC 310 must be performed on credits identified for individual evaluation graded Substandard.

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

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Company's recorded investment in loans by credit quality indicators by year of origin as of December 31, 2024 and gross charge-offs for the year ended December 31, 2024.

	Term Loans
1-4 Family Residential	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
Pass	$15,139	$61,966	$66,541	$30,758	$22,112	$47,915	$—	$244,431
Special Mention	—	—	257	—	—	32	—	289
Substandard	—	3,179	3,254	1,128	140	2,221	—	9,922
Doubtful	—	—	—	—	—	—	—	—
Total	$15,139	$65,145	$70,052	$31,886	$22,252	$50,168	$—	$254,642

Residential Construction	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$23,044	$11,095	$—	$—	$—	$—	$—	$34,139
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$23,044	$11,095	$—	$—	$—	$—	$—	$34,139

Commercial Real Estate	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$50,394	$47,231	$40,122	$11,240	$17,629	$73,990	$—	$240,606
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	457	—	—	457
Doubtful	—	—	—	—	—	—	—	—
Total	$50,394	$47,231	$40,122	$11,240	$18,086	$73,990	$—	$241,063

Commercial	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$39,529	$4,011	$6,107	$8,062	$5,041	$4,138	$23,556	$90,444
Special Mention	—	—	1,424	—	—	188	—	1,612
Substandard	42	250	226	—	459	1,239	566	2,782
Doubtful	—	45	—	—	—	—	98	143
Total	$39,571	$4,306	$7,757	$8,062	$5,500	$5,565	$24,220	$94,981

Home Equity	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$4,592	$7,597	$1,643	$73	$62	$1,020	$89,267	$104,254
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	46	—	—	2	2,225	2,273
Doubtful	—	—	—	—	—	—	23	23
Total	$4,592	$7,597	$1,689	$73	$62	$1,022	$91,515	$106,550

Other Consumer	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$10,209	$9,673	$3,628	$1,045	$507	$7	$1,235	$26,304
Special Mention	189	—	—	—	—	—	—	189
Substandard	—	15	—	1	—	—	47	63
Doubtful	74	36	10	14	—	—	—	134
Total	$10,472	$9,724	$3,638	$1,060	$507	$7	$1,282	$26,690

All Loans	2024	2023	2022	2021	2020	Prior	Revolving	Total
Pass	$142,907	$141,573	$118,041	$51,178	$45,351	$127,070	$114,058	$740,178
Special Mention	189	-	1,681	—	—	220	-	2,090
Substandard	42	3,444	3,526	1,129	1,056	3,462	2,838	15,497
Doubtful	74	81	10	14	—	—	121	300
Total Loans	$143,212	$145,098	$123,258	$52,321	$46,407	$130,752	$117,017	$758,065
Gross charge-offs	$—	$123	$374	$45	$178	$21	$920	$1,661

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Company's recorded investment in loans by credit quality indicators by year of origin as of December 31, 2023 and gross charge-offs for the year ended December 31, 2023.

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

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the year ended December 31, 2024:

	1-4 Family		Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2024	$1,210	$1	$2,218	$1,586	$536	$652	$6,203
Charge-offs	(306)	—	—	(1,114)	—	(241)	(1,661)
Recoveries	6	2	—	118	—	46	172
Provision for Credit Loss	550	132	63	296	300	189	1,530
Reallocations	786	404	(2,024)	323	388	123	—
Balance at end of period	$2,246	$539	$257	$1,209	$1,224	$769	$6,244

Ending allowance balance for loans individually evaluated	$477	$—	$—	$283	$146	$122	$1,028

Ending allowance balance for loans collectively evaluated	$1,769	$539	$257	$926	$1,078	$647	$5,216

Loans Receivable
Total period-end balance	$254,642	$34,139	$241,063	$94,981	$106,550	$26,690	$758,065

Balance of loans individually evaluated	$10,350	$—	$1,709	$1,928	$2,529	$143	$16,659

Balance of loans collectively evaluated	$244,292	$34,139	$239,354	$93,053	$104,021	$26,547	$741,406

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the year ended December 31, 2023:

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

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Company had $13.0 million and $7.7 million of non-accruing loans as of December 31, 2024 and 2023, respectively. Management determined that a specific reserve of approximately $0.4 million and $0.9 million was necessary as of December 31, 2024 and 2023, respectively. The amount of interest income that would have been recorded in 2024 and 2023 is not significant.

The following tables present a summary by loan class of past due and non-accrual loans as of December 31, 2024 and 2023 (dollars in thousands):

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2024
1-4 family residential	$16,549	$6,043	$6,026	$28,618	$226,024	$254,642	$—
Construction	—	—	—	—	34,139	34,139	—
Commercial real estate	101	—	—	101	240,962	241,063	—
Other commercial	401	194	622	1,217	93,764	94,981	—
Home equity	2,073	787	1,217	4,077	102,473	106,550	—
Other consumer	409	80	118	607	26,083	26,690	—
Total	$19,533	$7,104	$7,983	$34,620	$723,445	$758,065	$—

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,128	$4,102	$10,230
Construction	—	—	—
Commercial real estate	—	—	—
Other commercial	484	281	765
Home equity	1,670	164	1,834
Other consumer	35	125	160
Total	$8,317	$4,672	$12,989

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2023
1-4 family residential	$1,820	$1,126	$2,858	$5,804	$243,093	$248,897	$—
Construction	—	—	—	—	15,764	15,764	—
Commercial real estate	—	—	—	—	206,267	206,267	—
Other commercial	689	79	1,007	1,775	67,844	69,619	—
Home equity	1,135	593	396	2,124	96,207	98,331	—
Other consumer	273	171	5	449	27,291	27,740	—
Total	$3,917	$1,969	$4,266	$10,152	$656,466	$666,618	$—

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$2,226	$3,108	$5,334
Construction	—	—	—
Commercial real estate	426	—	426
Other commercial	422	892	1,314
Home equity	561	—	561
Other consumer	9	21	30
Total	$3,644	$4,021	$7,665

There were two commercial loan modifications made to borrowers experiencing financial difficulty in the year ended December 31, 2024 totaling $311 thousand and one in the year ended December 31, 2023 totaling $34 thousand for which a term concession was granted. At December 31, 2024, there were 11 loans totaling $1.1 million with active short-term payment deferrals of principal, interest or both. At December 31, 2023, there were 10 loans totaling $858 thousand with active short-term payment deferrals of principal, interest or both.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

5.
Premises and Equipment

Components of premises and equipment were as follows at December 31:

	2024	2023
Land and land improvements	$15,934	$16,001
Buildings	41,131	40,941
Furniture, fixtures and equipment	19,602	18,767
Leasehold improvements	6,024	6,024
Construction	4,542	386
Total premises and equipment	87,233	82,119
Less accumulated depreciation	(33,088)	(30,664)
Total premises and equipment, net	$54,145	$51,455

Depreciation and leasehold amortization expense approximated $2.5 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively.

Leases

The Company’s operating leases are primarily for office space and equipment.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Other information related to operating leases is as follows as of December 31:

	2024	2023
Right-of-use assets obtained in exchange for lease obligations	$935	$—
Lease assets, included in other assets on the statements of financial condition	$9,416	$9,270
Lease liabilities, included in other liabilities on the statements of financial condition	$9,512	$9,338
Weighted average remaining lease term	16 years	17 years
Weighted average discount rate	3.00%	2.66%

As lessee, operating lease liabilities under non-cancellable leases are as follows:

2025	$1,222
2026	1,150
2027	1,044
2028	900
2029	892
2030 and thereafter	7,841
Total lease payments	13,049
Less: interest	(3,537)
Present value of lease liabilities	$9,512

For the years ended December 31, 2024 and 2023, lease costs, which approximate cash paid for amounts included in the measurement of lease liabilities, included in the statements of operations were approximately $1,911 and $1,960, respectively.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

6.
Goodwill

The Company is required to do periodic testing of goodwill impairment at certain times and if certain events occur or circumstances change which are considered to be triggering events that would more likely than not reduce the fair value of its goodwill below the carrying value of the reporting unit. The Company performed a quantitative impairment test as of December 31, 2024, using discounted cash flows under the income approach, due primarily to the decrease in mortgage origination volume as a result of the continued elevated interest rate environment as a triggering event, and based on the results of the test, the Company concluded the goodwill of $5,786,000 was impaired. This goodwill was established in January 2014 as part of the Bank's acquisition of NOLA. The national mortgage industry has been under stress since mortgage interest rates increased dramatically since 2022 after being at record low interest rates in 2020 and 2021 during the COVID pandemic.

The changes in the Company’s intangible assets for the years ended December 31, 2024 and 2023 were as follows:

	Goodwill	Total
December 31, 2022	$5,786	$5,786
Impairment	—	—
December 31, 2023	5,786	5,786
Impairment	(5,786)	(5,786)
December 31, 2024	$—	$—

Goodwill was acquired with NOLA Lending Group. Goodwill has an indefinite useful life and is not amortized, but tested for impairment at least annually. Goodwill was fully impaired at December 31, 2024.

7.
Mortgage Servicing Rights

Information related to mortgage servicing rights as of December 31, 2024 and 2023 are summarized as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Book value of mortgage servicing rights beginning of period	$2,231	$8,900
Additions from sale of loans	508	527
Book value removed from sale of servicing rights	(1,158)	(5,433)
Amortized to expense	(503)	(1,763)
Book value of mortgage servicing rights end of period	$1,078	$2,231

Fair value of mortgage servicing rights	$1,945	$6,934
Principal balance of mortgage loans serviced for others not reported as assets	$211,246	$986,192
Custodial escrows of serviced loans	$3,358	$8,794

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

8.
Deposits

Depositor account balances as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024	December 31, 2023
Negotiable order of withdrawal (NOW)	$242,575	$268,379
Savings accounts	110,288	127,213
Money market	131,988	108,778
	484,851	504,370
Certificates of deposit	209,856	174,362
Wholesale and brokered certificates of deposit	106,035	90,556
	$800,742	$769,288

The weighted average interest rate on depositor accounts as of December 31, 2024 and 2023 was 1.63% and 1.23%, respectively.

Included in deposits are certificates of deposit in amounts greater than $250,000 totaling $43.2 million of account balance and approximately $1.6 million in annual interest expenses for December 31, 2024 and $23 million of account balance and approximately $891 thousand in annual interest expense for December 31, 2023. The scheduled maturities of all certificates of deposit at December 31, 2024 were as follows:

2025	$230,258
2026	51,952
2027	27,153
2028	2,044
2029	4,484
Total	$315,891

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

9.
Income Taxes

The provision for income tax expense (benefit) consists of the following for the year ending December 31:

	2024	2023
Current federal expense (benefit)	$(21)	$1,246
Deferred federal expense (benefit)	(116)	(916)
Total income taxes	$(137)	$330

There was a receivable balance of federal income taxes of $374 and $425 at December 31, 2024 and 2023, respectively, which is included in other assets in the consolidated statements of financial condition.

Retained earnings at December 31, 2024 and 2023 included approximately $11 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 21 percent on net income before income tax expense as indicated in the following analysis for the years ended December 31:

	2024	2023
	(dollars in thousands)
Federal expense based on statutory rate	$(1,334)	$304
Increase (decrease) resulting from:
Increase in life insurance	(73)	(64)
Goodwill impairment	1,215	—
Tax credits and non deductible expenses	55	90
Income taxes	$(137)	$330

Effective rate	2.16%	22.81%

For the years ended December 31, 2024 and 2023, the total income tax provision differs from the amount that would be obtained by applying the federal tax rate to income before taxes due to tax exempt interest and certain non-deductible expenses. The tax credits utilized are related to the Federal Rehabilitation credits which were obtained in 2021, and can be carried forward for up to twenty years, if needed.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The net deferred tax assets, recorded in the statements of financial condition in other assets, as of December 31, 2024 and 2023 consist of the following:

	2024	2023
Deferred tax asset:
Allowance for credit losses	$1,311	$1,303
Federal historic tax credits	342	520
Deferred Compensation	241	232
Intangibles	691	818
Unrealized loss on available-for-sale securities	4,309	4,091
Other	434	377
Subtotal	7,328	7,341
Deferred tax liability:
FHLB stock	(136)	(84)
Mortgage servicing rights	(226)	(468)
Premises and equipment	(1,373)	(1,522)
Unrealized gain on available-for-sale securities	—	—
Other	(82)	(91)
Subtotal	(1,817)	(2,165)
Deferred tax asset, net	$5,511	$5,176

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

10.
Other Borrowings

The Company has a line of credit with the FHLB through which advances are drawn. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans and cash and investments held at FHLB. The unused portion of the line of credit as of December 31, 2024 and 2023 was approximately $364 million and $314 million, respectively. As of December 31, 2024, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2025	$65,500	4.31%
2026	8,000	2.17%
Total	$73,500	4.08%

As of December 31, 2023, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2024	$24,200	5.06%
2025	23,000	2.82%
2026	5,000	0.98%
Total	$52,200	3.68%

As of December 31, 2023, the Company had $120 million borrowed on the Federal Reserve’s special Bank Term Funding Program. The Company paid off $85 million on November 8, 2024 and the balance of $35 million on December 12, 2024. The borrowing carried a fixed rate of 4.76%, matured January 16, 2025, and was prepayable at any time. Collateral for borrowings was the par value of investment securities. This program has expired.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

11.
Capital Requirements and Other Regulatory Matters

Federal regulations require the Bank and the Company to maintain certain minimum amounts of capital. Specifically, the Bank is required to maintain certain minimum dollar amounts and ratios of Total and Tier 1 capital to risk-weighted assets, of Tier 1 capital to average total assets, and common equity Tier 1 capital to risk-weighted assets.

Bank holding companies are generally subject to statutory capital requirements, which were implemented by certain of the new capital regulations described above that became effective on January 1, 2015. However, the Small Banking Holding Company Policy Statement exempts certain small bank holding companies like the Company from those requirements provided that they meet certain conditions.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of December 31, 2024, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2024, and 2023, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2024 and 2023 are presented in the table below:

	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2024
Tier 1 leverage capital:	$254,176	19.55%	$52,013	4.00%	$65,016	5.00%

Common Equity Tier 1 risk-based capital:	$254,176	29.60%	$38,635	4.50%	$55,807	6.50%
Tier 1 risk-based capital:	$254,176	29.60%	$51,514	6.00%	$68,685	8.00%
Total risk-based capital:	$260,420	30.33%	$68,685	8.00%	$85,856	10.00%

December 31, 2023
Tier 1 leverage capital:	$166,340	14.80%	$45,180	4.00%	$56,476	5.00%

Common Equity Tier 1 risk-based capital:	$166,340	22.67%	$33,013	4.50%	$47,685	6.50%
Tier 1 risk-based capital:	$166,340	22.67%	$44,017	6.00%	$58,690	8.00%
Total risk-based capital:	$172,543	23.52%	$58,690	8.00%	$73,362	10.00%

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

12.
Postretirement and Other Benefit Plans

The Company has a 401(k) Profit Sharing Plan covering substantially all employees. Annual discretionary employer contributions to the Plan are set by the Board of Directors. There were no discretionary contributions in the years ended December 31, 2024 and 2023. The Plan provides, among other things, that participants in the Plan be able to direct the investment of their account balances within the Plan into alternative investment funds. The Company matches employee’s contribution up to 4.5% of compensation. Employer contributions to the Plan totaled approximately $1.1 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

The Company has an unfunded noncontributory defined benefit pension plan that covers board members elected to the board prior to 2016. The plan is not available to future board members. The plan calls for a maximum $30 thousand annual payment to retired directors for their remaining life. Directors vests evenly over a 20-year period. On December 31, 2024 and 2023, there was one retired director receiving a fully vested annual payment. On December 31, 2024 and 2023, there were eight current directors eligible for payments upon retirement from the board. The Bank establishes a pension liability that reflects the present value of expected payments over the expected service period of eligible directors. At December 31, 2024 and 2023, this pension liability was $917 thousand and $880 thousand, respectively, which is included in other liabilities in the accompanying statements of financial condition.

The Company has a noncontributory deferred compensation plan for certain executive officers. Each year the board compensation committee may contribute a deferred award based on that year’s performance. The award may compound with interest ranging from 0% to 10% based on annual board compensation committee’s discretion. The payment is awarded to the executive at the end of a 3-year period and must be employed to receive it. The following is information related to the deferred compensation plan:

	2024	2023
Payments made in calendar year	$206	$246
Expense for deferred compensation plan	$210	$210

	2025	2026	2027
Minimum future payments per year	$166	$238	$263

The minimum future payment above assumes no more discretionary interest is awarded.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

13.
Employee Stock Ownership Plan

The Company sponsors an employee stock ownership plan (“ESOP”) that covers all employees who meet certain service requirements. The Company makes annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

In 2024, the ESOP borrowed $17.9 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 1,587,000 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. The ESOP loan accrues interest at the the national prime rate adjusted quarterly. Principal and interest payments are made annually. Since the loan is internally leveraged, the Company does not report the loan receivable on the statement of financial condition. Any interest accrued and paid is eliminated as part of the consolidated statements of operations.

The Company recognized ESOP expense of $769 thousand for the year ended December 31, 2024.

The following table presents the components of the ESOP shares:

December 31, 2024
Previously allocated shares	$—
Shares committed to be released in current year	63,480
Unearned ESOP shares	1,523,520
Total ESOP shares	$1,587,000

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

14.
Commitments and Contingencies

The Company is involved in various claims and legal proceedings. These cases are, in the opinion of management, ordinary, routine matters incidental to the normal business conducted by the Company. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial position of the Company.

The Company’s financial statements do not reflect various outstanding commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. Commitments to extend credit, consisting primarily of commercial lines-of-credit, revolving credit lines and overdraft protection agreements, include exposure to credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company was not required to perform on any financial guarantees nor did it incur any losses on its commitments for the periods ended December 31, 2024 and December 31, 2023.

Commitments outstanding were as follows:

	December 31, 2024	December 31, 2023
Residential construction	$27,110	$14,368
Commercial construction	22,763	9,972
Revolving lines of credit and other	158,907	158,861
	$208,780	$183,201

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. A reserve for unfunded commitments is recorded within other liabilities on the statements of financial condition, and the related provision is recorded in other general expenses on the consolidated statements of operations. The reserve for unfunded commitments was $120 thousand and $80 thousand at December 31, 2024 and 2023, respectively.

15.
Related Party Transactions

Deposits from related parties held by the Company at December 31, 2024 and 2023 approximated $1.4 million and $2.3 million, respectively. In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates.

During the years ended December 31, the loan activity was as follows:

	2024	2023
Balance, beginning of the year	$291	$1,137
Additions from new loans	47	35
Repayments	(179)	(881)
Balance, end of the year	$159	$291

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

16.
Fair Value

The Company determines the appropriate level in the fair value hierarchy for each fair value measurement. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The levels are as follows:

Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities as of the reporting date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded equity securities, exchange-based derivatives, mutual funds and money market funds.

Level 2—inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchanged-based derivatives, commingled investment funds not subject to purchase and sale restrictions and fair-value hedges.

Level 3—unobservable inputs, such as internally-developed pricing models for the asset or liability due to little or no market activity for the asset or liability. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based instruments with unique characteristics.

Fair Value of Assets Measured on a Recurring Basis

The following describes the valuation methodology used for the Company’s financial instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

Mortgage Loans Held for Sale: The Company originates mortgage loans that it intends to sell to the secondary market. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures.

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Derivative Financial Instruments: The Company enters into derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the statements of financial condition. Forward MBS trades are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into interest rate locks with prospective borrowers. These commitments are carried at fair value based on the fair value of underling mortgage loans which are based on observable market data. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs.

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. The Company records loans considered collateral dependent at their fair value. A loan is considered collateral dependent if it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Fair value is measured at the fair value of the collateral for collateral-dependent loans. Collateral dependent loans are classified as Level 2 unless appraised value is either not available, management has determined fair value of the collateral is further impaired below appraised value when the Company is a seller of collateral, or there is no observable market price.

Other real estate owned are initially recorded at fair value less estimated costs to sell. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties available. The Company classifies repossessed assets as Level 2 assets. The Company’s impaired loans are included in note 4.

The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

	At December 31,
(Dollars in thousands)	2024	2023
Carrying value of collateral dependent loans before allowance	$4,877	$4,261
Specific allowance	(1,028)	(911)
Fair value of collateral dependent loans	$3,849	$3,350

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The carrying amounts and estimated fair values of financial instrument as of December 31, 2024 and 2023, were as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and due from banks	$6,841	$6,841	$6,841	$—	$—
Interest-bearing cash equivalents	$92,004	$92,004	$92,004	$—	$—
Securities available for sale	$244,119	$244,119	$—	$244,119	$—
Loans held for sale	$26,026	$26,026	$—	$26,026	$—
Loans held for investment, net	$750,653	$737,551	$—	$—	$737,551
Derivative assets	$439	$439	$—	$439	$—
Mortgage servicing rights	$1,078	$1,945	$—	$1,945	$—
Accrued interest receivable	$5,729	$5,729	$—	$—	$5,729
Financial Liabilities:
Deposits	$800,742	$711,225	$—	$711,225	$—
Advances by borrowers for taxes and insurance	$6,537	$6,537	$6,537	$—	$—
Other borrowings	$73,500	$73,372	$—	$73,372	$—
Accrued interest payable	$380	$380	$—	$—	$380

December 31, 2023
Financial assets:
Cash and due from banks	$5,795	$5,795	$5,795	$—	$—
Interest-bearing cash equivalents	$81,313	$81,313	$81,313	$—	$—
Securities available for sale	$249,898	$249,898	$—	$249,898	$—
Loans held for sale	$22,576	$22,576	$—	$22,576	$—
Loans held for investment, net	$659,481	$661,600	$—	$—	$661,600
Derivative assets	$184	$184	$—	$184	$—
Mortgage servicing rights	$2,231	$6,934	$—	$6,934	$—
Accrued interest receivable	$5,506	$5,506	$—	$—	$5,506
Financial Liabilities:
Deposits	$769,288	$706,000	$—	$706,000	$—
Advances by borrowers for taxes and insurance	$11,774	$11,774	$11,774	$—	$—
Other borrowings	$172,200	$171,160	$—	$171,160	$—
Accrued interest payable	$524	$524	$—	$—	$524

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

17.
Mortgage Banking Derivatives

Commitments to fund certain mortgage loans (interest rate locks, or “IRLs”) to be sold into the secondary market and forward commitments (“Forwards”) for the future delivery of residential mortgage bonds are considered derivatives. The Company enters into Forwards for the future delivery of residential mortgage bonds when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge accounting relationships. Fair values were estimated based on changes in mortgage interest rates from the date of the commitments. The net change in fair market value of IRLs are recorded in other non-interest income. The net change in fair market value and the cost to close Forwards are recorded as hedging activity in non-interest expenses.

The net gains (losses) relating to these free-standing derivative instruments used for risk management are summarized below:

		For the years ended December 31,
	Revenue Classification	2024	2023
IRLs	Gain (Loss) on sale of mortgage loans	$(118)	$54
Forwards	Hedging activity, net	7	(247)
Total		$(111)	$(193)

The following table reflects the amount and market value of mortgage banking derivatives included in the statements of financial condition:

	December 31, 2024		December 31, 2023
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
IRLs	$15,085	$363	$28,013	$481
Forwards	28,500	76	23,500	(297)
Total	$43,585	$439	$51,513	$184

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

18.
Condensed Parent Company Only Financial Information

A condensed summary of FB Bancorp, Inc.’s financial information is shown below.

FB Bancorp, Inc.

Parent Only Condensed Statements of Financial Condition

December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
ASSETS
Cash at Fidelity Bank	$89,056	$—
Total cash and cash equivalents	89,056	—

Investment in subsidiary bank	237,965	—

Total assets	$327,021	$—

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Taxes Payable	36	—
Other liabilities	730	—
Total liabilities	766	—

Stockholders' Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 120,000,000 shares authorized; 19,837,500 and -0- issued and outstanding at December 31, 2024 and 2023, respectively	198	—
Additional paid-in capital	193,571	—
Unearned ESOP shares - 1,523,520 shares	(17,215)	—
Retained earnings	165,912	—
Accumulated other comprehensive income (loss)	(16,211)	—
Total stockholders' equity	326,255	—

Total liabilities and stockholders' equity	$327,021	$—

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

FB Bancorp, Inc.

Parent Only Condensed Statements of Operations

Years Ended December 31, 2024 and 2023

	For the years ended December 31,
	2024	2023
	(Dollars in thousands)
Income
Interest income on ESOP loan	$257	$—
Total income	257	—

Non-interest expenses
Salaries and employee benefits	55	—
Directors’ fees	16	—
Other general and administrative	15	—
Total non-interest expenses	86	—

Income (loss) before income taxes	171	—
Income tax expense (benefit)	36	—

Net income (loss) before equity in undistributed net earnings (losses) of subsidiary	135	-
Equity in undistributed net earnings (losses) of bank subsidiary	(6,349)	-
Net income (loss)	$(6,214)	$-

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

FB Bancorp, Inc.

Parent Only Condensed Statements of Cash Flows

Years Ended December 31, 2024 and 2023

	For the years ended December 31,
	2024	2023
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,214)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss from bank subsidiary	6,349	—
ESOP Expense	769
Changes in other operating assets and liabilities	767	—

Net cash provided by (used in) operating activities	1,671	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital injection into subsidiary from stock offering	(88,400)	—

Net cash provided by (used in) investing activities	(88,400)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	187,850	—
Purchase of over subscribed common stock for ESOP	(12,065)	—

Net cash provided by (used in) financing activities	175,785	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	89,056	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$89,056	$—

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

19.
Segment Information

The Company has two reportable segments: traditional banking and mortgage banking. Revenues from traditional banking operations consist primarily of interest and fees earned on loans held for investment and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and mortgage loan origination fee income. Segment performance is primarily evaluated, by the chief operating decision maker (“CODM”), using operating revenue. The Company has identified the Chief Financial Officer as the CODM. Income taxes are allocated, and material indirect expenses are allocated by volume. Mortgage banking is an internal division of Fidelity Bank and not a separate legal entity. Information reported internally for performance assessment follows for the years ended December 31, 2024 and 2023.

		Mortgage	Total
	Banking	Banking	Segments
December 31, 2024
Net Interest income	$43,337	$3,119	$46,456
Gain on sale of mortgage loans	—	12,739	12,739
Other revenue	3,791	3,479	7,270
Total operating revenue	$47,128	$19,337	$66,465
Salaries and employee benefits	$23,845	$17,097	$40,942
Mortgage servicing rights amortization	—	503	503
Hedging activity, net	—	(7)	(7)
Provision for credit losses and other expenses	19,228	12,150	31,378
Income tax expense (benefit)	689	(826)	(137)
Total expenses	$43,762	$28,917	$72,679
Segment profit (loss)	$3,366	$(9,580)	$(6,214)
Supplemental disclosures:
Segment assets	$1,185,090	$35,843	$1,220,933
Depreciation and amortization	$2,319	$716	$3,035
Goodwill impairment	$—	$(5,786)	$(5,786)

December 31, 2023
Net Interest income	$40,628	$3,540	$44,168
Gain on sale of mortgage loans	—	12,526	12,526
Other revenue	4,013	8,386	12,399
Total operating revenue	$44,641	$24,452	$69,093
Salaries and employee benefits	$21,114	$19,615	$40,729
Mortgage servicing rights amortization	—	1,763	1,763
Hedging activity, net	—	247	247
Provision for credit losses and other expenses	18,111	6,795	24,906
Income tax expense (benefit)	1,057	(727)	330
Total expenses	$40,282	$27,693	$67,975
Segment profit (loss)	$4,359	$(3,241)	$1,118
Supplemental disclosures:
Segment assets	$1,090,761	$34,171	$1,124,932
Depreciation and amortization	$2,190	$1,983	$4,173

FB BANCORP, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

20.
Subsequent Events

Management has evaluated subsequent events through the date that these consolidated financial statements were issued, March 27, 2025 and determined that no matters required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB BANCORP, INC.

Date: March 27, 2025	By:	/s/ Christopher Ferris
Christopher S. Ferris
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Christopher Ferris	President, Chief Executive	March 27, 2025
Christopher S. Ferris	Officer, and a Director (Principal Executive Officer)

/s/ Todd Wanner	Chief Financial Officer	March 27, 2025
Todd M. Wanner	(Principal Financial and Accounting Officer)

/s/ Katherine Crosby	Executive Chair	March 27, 2025
Katherine A. Crosby

/s/ Anderson Baker	Director	March 27, 2025
W. Anderson Baker, III

/s/ Luis Banos	Director	March 27, 2025
J. Luis Baños, Jr.

/s/ Gerard Barousse	Director	March 27, 2025
Gerard W. Barousse, Jr.

/s/ Winifred Beron	Director	March 27, 2025
Winifred M. Beron

/s/ Stephen Hales	Director	March 27, 2025
Stephen W. Hales

/s/ Mahlon Sanford	Director	March 27, 2025
Mahlon D. Sanford

/s/ Mark Romig	Director	March 27, 2025
Mark C. Romig

/s/ Todd Schexnayder	Director	March 27, 2025
Todd G. Schexnayder