Form 10-Q
period 2025-03-31
FB Bancorp, Inc. /MD/
filed 2025-05-12
CIK 2013639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

19,837,500 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 12, 2025.

FB Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

FB Bancorp, Inc. (the “Company,” “we”, “our” or “us”) was incorporated on February 29, 2024, to serve as the bank holding company for Fidelity Bank (“Fidelity” or the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization, which occurred on October 22, 2024. The Company sold 19,837,500 shares of common stock (par value $0.01 per share) at $10.00 per share, for gross offering proceeds of $198.4 million. The cost of conversion and issuance of common stock was approximately $4.7 million, which was deducted from the gross offering proceeds. The Bank’s employee stock ownership plan (“ESOP”) purchased 1,587,000, or 8% of total shares issued, at a cost of $17.9 million. The Company contributed $88.4 million of the net offering proceeds to the Bank as additional capital.

Item 1. Financial Statements

FB Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
ASSETS
Cash and due from banks	$7,359	$6,841
Interest-bearing deposits at other financial institutions	91,216	92,004
Total cash and cash equivalents	98,575	98,845

Securities available for sale, at fair value (amortized cost of $266,117 and $264,639, respectively)	250,998	244,119
Derivative assets	540	439
Loans held for sale, at fair value	20,860	26,026
Loans held for investment	770,585	756,897
Less: allowance for credit losses	(6,195)	(6,244)
Loans held for investment, net	764,390	750,653
Federal Home Loan Bank stock, at cost	3,223	4,354
Bank owned life insurance	15,073	14,986
Accrued interest receivable	5,563	5,729
Premises and equipment, net	56,562	54,145
Other real estate owned	650	610
Mortgage servicing rights	1,012	1,078
Prepaid expenses	2,706	2,151
Other assets	17,622	17,798

Total assets	$1,237,774	$1,220,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$139,573	$132,258
Interest bearing	683,872	668,484
Total deposits	823,445	800,742

Advances by borrowers for taxes and insurance	5,664	6,537
Other borrowings	61,500	73,500
Accrued interest payable	359	380
Other liabilities	15,397	13,519
Total liabilities	906,365	894,678

Stockholders' Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 120,000,000 shares authorized; 19,837,500 issued and outstanding at March 31, 2025 and December 31, 2024	198	198
Additional paid-in capital	193,574	193,571
Unearned ESOP shares - 1,507,650 and 1,523,520 shares as of March 31, 2025 and December 31, 2024, respectively	(17,036)	(17,215)
Retained earnings	166,617	165,912
Accumulated other comprehensive income (loss)	(11,944)	(16,211)
Total stockholders' equity	331,409	326,255

Total liabilities and stockholders' equity	$1,237,774	$1,220,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2025	2024
	(Dollars in thousands except per share amounts)
Interest and dividend income
Interest and fees on loans	$13,624	$12,341
Interest and dividends on investment securities	2,297	2,299
Interest on deposits in other banks	997	605
Total interest and dividend income	16,918	15,245

Interest expense
Deposits	3,393	2,493
Borrowed funds	724	1,872
Total interest expense	4,117	4,365

Net interest income	12,801	10,880
Provision (benefit) for credit losses	385	245
Net interest income after provision (benefit) for credit losses	12,416	10,635

Non-interest income
Service charges and fee income from deposit accounts	654	733
Gain on sales of mortgage loans	3,340	3,308
Gain (loss) on sales and disposal of assets	—	—
Gain (loss) on sales of available for sale securities	55	89
Gain on sales of mortgage servicing rights	—	—
Other non-interest income	353	583
Total non-interest income	4,402	4,713

Non-interest expenses
Salaries and employee benefits	9,557	10,083
Occupancy and equipment	2,002	2,029
Directors’ fees	181	161
Data processing	1,310	1,371
Advertising and marketing	210	537
Mortgage servicing rights amortization	91	159
Hedging activity, net	430	(93)
Goodwill impairment	—	—
Other general and administrative	2,159	2,138
Total non-interest expenses	15,940	16,385

Income (loss) before income taxes	878	(1,037)
Income tax expense (benefit)	173	(230)

Net income (loss)	$705	$(807)

Earnings (losses) per share - basic and diluted	$0.04	—
Weighted average shares outstanding	18,313,980	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the three months ended March 31,
	2025	2024
	(Dollars in thousands)
Net income (loss)	$705	$(807)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	5,456	(3,159)
Reclassification adjustment for (gains) losses realized on securities available for sale	(55)	(89)
Net unrealized gains (losses)	5,401	(3,248)
Tax effect	(1,134)	682
Total other comprehensive income (loss)	4,267	(2,566)

Total comprehensive income (loss)	$4,972	$(3,373)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2025 and 2024

(Dollars in thousands, except share data)

					Accumulated	Unallocated
	Common		Additional		Other	Common	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Stock Held By	Stockholders'
	Issued	Stock	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2023	-	$-	$—	$172,126	$(15,389)	$—	$156,737

Comprehensive income (loss):
Net income (loss)			-	(807)	-	-	(807)
Other comprehensive income (loss), net of tax			-	-	(2,566)	-	(2,566)
Total comprehensive income (loss)							(3,373)

Balance at March 31, 2024	-	$-	$-	$171,319	$(17,955)	$-	$153,364

Balance at December 31, 2024	19,837,500	$198	$193,571	$165,912	$(16,211)	$(17,215)	$326,255

Comprehensive income (loss):
Net income (loss)			-	705	-	-	705
Other comprehensive income (loss), net of tax			-	-	4,267	-	4,267
Total comprehensive income (loss)							4,972

ESOP shares committed to be released (15,870 shares)			3			179	182

Balance at March 31, 2025	19,837,500	$198	$193,574	$166,617	$(11,944)	$(17,036)	$331,409

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$705	$(807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	636	638
Amortization of mortgage servicing rights	91	159
Net (accretion) amortization on securities	(311)	(182)
Provision (benefit) for credit losses	385	245
ESOP expense	182	—
Increase in cash surrender value of life insurance	(87)	(85)
(Gain) loss on sales and disposal of assets	—	—
Federal Home Loan Bank stock dividends	(60)	(61)
Net gain on sales of available for sale securities	(55)	(89)
Deferred income taxes (benefit)	149	(229)
Net (increase) decrease in derivative instruments	(101)	(552)
Changes in other operating assets and liabilities	336	1,066
Loans held for sale:
Originations	(72,063)	(80,935)
Proceeds from sale	80,746	73,898
Gain on sale of loans, net	(3,340)	(3,308)
Net change in fair value	(177)	(105)

Net cash provided by (used in) operating activities	7,036	(10,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(12,160)	(5,437)
Proceeds from maturities, prepayments, and sales of securities available for sale	11,048	4,694
Redemption of FHLB stock	1,191	—
(Increase) decrease in loans held for investment, net	(14,162)	(24,095)
Purchases of premises and equipment	(3,053)	(1,172)
Proceeds from sale of other real estate owned	—	—

Net cash provided by (used in) investing activities	(17,136)	(26,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	22,703	3,386
Payments on other borrowings	(12,000)	(2,700)
Net change in advances by borrowers for taxes and insurance	(873)	(3,550)

Net cash provided by (used in) financing activities	9,830	(2,864)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(270)	(39,221)
Cash and cash equivalents at beginning of period	98,845	87,108
Cash and cash equivalents at end of period	$98,575	$47,887

Supplemental Disclosures For Cash Flow Information:
Cash paid for interest on deposits and borrowings	$4,138	$3,275
Cash paid for income taxes	$—	$—
Loans transferred to other real estate owned	$40	$1,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

1.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of FB Bancorp, Inc. (the “Company”) were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and instructions for Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2025.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company's financial condition, results of operations, comprehensive income, changes in equity, and cash flows for the interim period presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Recent Accounting Standards Adopted

ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items. Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually. The goal of these disclosures is to enable investors to develop more decision-useful financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update should be applied retrospectively to all previous periods presented. Other than providing additional disclosures, the adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliations as well as expanded information on income taxes by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company discloses its income tax rate reconciliation in its annual consolidated financial statements only and does not expect the adoption to have a material impact on its consolidated financial statements.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Recent Accounting Pronouncements:

ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The guidance issued in this update was designed to improve financial reporting by requiring entities to disclose additional information about specific expense categories in the notes to financial statements. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Any changes in presentation did not have a material impact on the Company’s financial condition or results of operations.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

2.
Earnings (Loss) Per Share

Earnings (Loss) per share is calculated by dividing consolidated net income or loss (numerator) by the weighted-average common shares (denominator).

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months ended March 31, 2025. The Company converted from the mutual form of organization to the stock form of organization on October 22, 2024; therefore, there were no outstanding shares for the three months ended March 31, 2024.

Denominator:	March 31, 2025
Weighted-average common shares outstanding	19,837,500
Less: Average unearned ESOP shares	(1,523,520)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	18,313,980

The Company had no dilutive or potentially dilutive securities during the period presented.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

3.
Investment Securities

The tables below show the amortized cost and fair value, by type, of the Company’s available for sale debt securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$142,353	$250	$8,662	$133,941
Mortgage-backed securities	92,464	216	6,066	86,614
Corporate bonds	31,300	1	858	30,443
Small Business Administration	—	—	—	—
Total available for sale	$266,117	$467	$15,586	$250,998

	December 31, 2024
Available for sale:
U.S. government sponsored agencies	$147,674	$68	$10,909	$136,833
Mortgage-backed securities	85,708	19	8,444	77,283
Corporate bonds	31,237	—	1,254	29,983
Small Business Administration	20	—	—	20
Total available for sale	$264,639	$87	$20,607	$244,119

As of March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for impairment when there has been a decline in fair value below the amortized cost basis at least quarterly. Accordingly, management is able to effectively measure and monitor the unrealized loss position on these securities and because the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company determined no allowance for credit loss was required as of March 31, 2025 or December 31, 2024.

Accrued interest receivable on investment securities totaled $1.4 million and $1.5 million as of March 31, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the statements of financial condition.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of securities with gross unrealized losses at March 31, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2025
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$2,997	$47	$116,090	$8,615	$8,662
Mortgage-backed securities	12,571	239	56,539	5,827	6,066
Corporate bonds	7,589	35	22,353	823	858
Total available for sale	$23,157	$321	$194,982	$15,265	$15,586

	December 31, 2024
Available for sale:
U.S. government sponsored agencies	$12,337	$246	$118,800	$10,663	$10,909
Mortgage-backed securities and small business administration	17,590	698	56,203	7,746	8,444
Corporate bonds	7,955	133	22,028	1,121	1,254
Total available for sale	$37,882	$1,077	$197,031	$19,530	$20,607

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at March 31, 2025 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Within one year or less	$4,945	$4,887
One through five years	82,974	79,742
After five through ten years	77,781	74,308
Over ten years	100,417	92,061
Total	$266,117	$250,998

At March 31, 2025 and December 31, 2024, approximately $141 million and $144 million of investments were pledged to secure various deposits or borrowings, respectively.

Additional information related to fair value of investment securities is provided in Note 10.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

4.
Loans Held for Investment

The components of loans were as follows at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Residential mortgage loans (1-4 family):
Fixed	$99,022	$98,694
Variable	153,078	155,948
Construction	38,928	34,139
Total residential mortgage loans	291,028	288,781
Commercial loans:
Real estate	253,054	241,063
Other	97,652	94,981
Total commerical loans	350,706	336,044
Consumer loans:
Home equity	106,089	106,550
Other consumer	23,885	26,690
Total consumer loans	129,974	133,240
Total loans held for investment	771,708	758,065
Less:
Undisbursed portion of mortgage loans	(153)	(161)
Net deferred loan costs (fees)	(970)	(1,007)
Allowance for credit losses	(6,195)	(6,244)
Total loans held for investment, net	$764,390	$750,653

Accrued interest receivable on loans held for investment totaled $4.1 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the statements of financial condition.

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

FB BANCORP, INC.

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

Other Commercial Loans

The repayment of commercial loans not secured by real estate is primarily dependent upon the ability of our borrowers to produce cash flows consistent with our original projections analyzed during the credit underwriting process. While our loans are generally secured by collateral with limitations on maximum loan to value ratios, there is a risk that liquidation of the collateral will not fully satisfy the loan balance.

FB BANCORP, INC.

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

FB BANCORP, INC.

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Company's recorded investment in loans by credit quality indicators by year of origin as of March 31, 2025 and gross charge-offs for the three months ended March 31, 2025.

	Term Loans
1-4 Family Residential	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
Pass	$3,599	$14,832	$59,528	$64,873	$29,400	$66,882	$—	$239,114
Special Mention	—	—	—	256	—	30	—	286
Substandard	—	432	4,207	3,205	1,936	2,920	—	12,700
Doubtful	—	—	—	—	—	—	—	—
Total	$3,599	$15,264	$63,735	$68,334	$31,336	$69,832	$—	$252,100

Residential Construction	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$1,436	$30,067	$7,425	$—	$—	$—	$—	$38,928
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,436	$30,067	$7,425	$—	$—	$—	$—	$38,928

Commercial Real Estate	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$7,917	$55,699	$46,559	$37,107	$11,080	$77,891	$16,351	$252,604
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	450	—	450
Doubtful	—	—	—	—	—	—	—	—
Total	$7,917	$55,699	$46,559	$37,107	$11,080	$78,341	$16,351	$253,054

Other Commercial	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$21,956	$27,357	$3,931	$5,004	$7,675	$11,765	$14,945	$92,633
Special Mention	—	—	—	—	42	269	224	535
Substandard	—	82	256	1,651	120	1,686	558	4,353
Doubtful	—	85	—	—	—	—	46	131
Total	$21,956	$27,524	$4,187	$6,655	$7,837	$13,720	$15,773	$97,652

Home Equity	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$207	$4,482	$7,427	$1,569	$56	$922	$88,618	$103,281
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	24	—	2	2,603	2,629
Doubtful	87	—	—	—	—	—	92	179
Total	$294	$4,482	$7,427	$1,593	$56	$924	$91,313	$106,089

Other Consumer	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$10,494	$7,066	$942	$2,671	$979	$497	$945	$23,594
Special Mention	—	186	—	—	—	—	—	186
Substandard	—	49	18	18	—	—	—	85
Doubtful	—	8	3	—	9	—	—	20
Total	$10,494	$7,309	$963	$2,689	$988	$497	$945	$23,885

All Loans	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$45,609	$139,503	$125,812	$111,224	$49,190	$157,957	$120,859	$750,154
Special Mention	-	186	-	256	42	299	224	1,007
Substandard	—	563	4,481	4,898	2,056	5,058	3,161	20,217
Doubtful	87	93	3	—	9	—	138	330
Total Loans	$45,696	$140,345	$130,296	$116,378	$51,297	$163,314	$124,382	$771,708
Gross charge-offs	$—	$-	$87	$-	$-	$37	$334	$458

FB BANCORP, INC.

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

	Term Loans
1-4 Family Residential	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
Pass	$15,139	$61,966	$66,541	$30,758	$22,112	$47,915	$—	$244,431
Special Mention	—	—	257	—	—	32	—	289
Substandard	—	3,179	3,254	1,128	140	2,221	—	9,922
Doubtful	—	—	—	—	—	—	—	—
Total	$15,139	$65,145	$70,052	$31,886	$22,252	$50,168	$—	$254,642

Residential Construction	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$23,044	$11,095	$—	$—	$—	$—	$—	$34,139
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$23,044	$11,095	$—	$—	$—	$—	$—	$34,139

Commercial Real Estate	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$50,394	$47,231	$40,122	$11,240	$17,629	$73,990	$—	$240,606
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	457	—	—	457
Doubtful	—	—	—	—	—	—	—	—
Total	$50,394	$47,231	$40,122	$11,240	$18,086	$73,990	$—	$241,063

Other Commercial	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$39,529	$4,011	$6,107	$8,062	$5,041	$4,138	$23,556	$90,444
Special Mention	—	—	1,424	—	—	188	—	1,612
Substandard	42	250	226	—	459	1,239	566	2,782
Doubtful	—	45	—	—	—	—	98	143
Total	$39,571	$4,306	$7,757	$8,062	$5,500	$5,565	$24,220	$94,981

Home Equity	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$4,592	$7,597	$1,643	$73	$62	$1,020	$89,267	$104,254
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	46	—	—	2	2,225	2,273
Doubtful	—	—	—	—	—	—	23	23
Total	$4,592	$7,597	$1,689	$73	$62	$1,022	$91,515	$106,550

Other Consumer	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$10,209	$9,673	$3,628	$1,045	$507	$7	$1,235	$26,304
Special Mention	189	—	—	—	—	—	—	189
Substandard	—	15	—	1	—	—	47	63
Doubtful	74	36	10	14	—	—	—	134
Total	$10,472	$9,724	$3,638	$1,060	$507	$7	$1,282	$26,690

All Loans	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$142,907	$141,573	$118,041	$51,178	$45,351	$127,070	$114,058	$740,178
Special Mention	189	-	1,681	-	-	220	-	2,090
Substandard	42	3,444	3,526	1,129	1,056	3,462	2,838	15,497
Doubtful	74	81	10	14	—	—	121	300
Total Loans	$143,212	$145,098	$123,258	$52,321	$46,407	$130,752	$117,017	$758,065
Gross charge-offs	$-	$123	$374	$45	$178	$21	$920	$1,661

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the three months ended March 31, 2025:

	1-4 Family		Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2025	$2,246	$539	$257	$1,209	$1,224	$769	$6,244
Charge-offs	(25)	(3)	—	(244)	(23)	(163)	(458)
Recoveries	—	—	—	2	—	22	24
Provision for Credit Loss	23	—	—	216	19	127	385
Reallocations	(196)	(341)	(155)	1,004	(314)	2	—
Balance at end of period	$2,048	$195	$102	$2,187	$906	$757	$6,195

Ending allowance balance for loans individually evaluated	$728	$—	$—	$477	$261	$92	$1,558

Ending allowance balance for loans collectively evaluated	$1,320	$195	$102	$1,710	$645	$665	$4,637

Loans Receivable
Total period-end balance	$252,100	$38,928	$253,054	$97,652	$106,089	$23,885	$771,708

Balance of loans individually evaluated	$12,648	$—	$1,701	$3,530	$2,695	$263	$20,837

Balance of loans collectively evaluated	$239,452	$38,928	$251,353	$94,122	$103,394	$23,622	$750,871

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the year ended December 31, 2024:

	1-4 Family		Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2024	$1,210	$1	$2,218	$1,586	$536	$652	$6,203
Charge-offs	(306)	—	—	(1,114)	—	(241)	(1,661)
Recoveries	6	2	—	118	—	46	172
Provision for Credit Loss	550	132	63	296	300	189	1,530
Reallocations	786	404	(2,024)	323	388	123	—
Balance at end of year	$2,246	$539	$257	$1,209	$1,224	$769	$6,244

Ending allowance balance for loans individually evaluated	$477	$—	$—	$283	$146	$122	$1,028

Ending allowance balance for loans collectively evaluated	$1,769	$539	$257	$926	$1,078	$647	$5,216

Loans Receivable
Total period-end balance	$254,642	$34,139	$241,063	$94,981	$106,550	$26,690	$758,065

Balance of loans individually evaluated	$10,350	$—	$1,709	$1,928	$2,529	$143	$16,659

Balance of loans collectively evaluated	$244,292	$34,139	$239,354	$93,053	$104,021	$26,547	$741,406

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Company had $15.4 million and $13.0 million of non-accruing loans as of March 31, 2025 and December 31, 2024, respectively. Management determined that a specific reserve of approximately $900 thousand and $400 thousand was necessary as of March 31, 2025 and December 31, 2024, respectively. The amount of interest income that would have been recorded in 2025 and 2024 is not material.

The following tables present a summary by loan class of past due and non-accrual loans as of March 31, 2025 and December 31, 2024 (dollars in thousands):

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
March 31, 2025
1-4 family residential	$18,725	$2,708	$5,231	$26,664	$225,436	$252,100	$—
Construction	2,399	—	—	2,399	36,529	38,928	—
Commercial real estate	63	—	—	63	252,991	253,054	—
Other commercial	2,038	51	805	2,894	94,758	97,652	—
Home equity	1,282	676	1,334	3,292	102,797	106,089	—
Other consumer	202	—	390	592	23,293	23,885	—
Total	$24,709	$3,435	$7,760	$35,904	$735,804	$771,708	$—

	March 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,866	$5,389	$12,255
Construction	—	—	—
Commercial real estate	—	—	—
Other commercial	444	373	817
Home equity	1,410	523	1,933
Other consumer	405	38	443
Total	$9,125	$6,323	$15,448

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2024
1-4 family residential	$16,549	$6,043	$6,026	$28,618	$226,024	$254,642	$—
Construction	—	—	—	—	34,139	34,139	—
Commercial real estate	101	—	—	101	240,962	241,063	—
Other commercial	401	194	622	1,217	93,764	94,981	—
Home equity	2,073	787	1,217	4,077	102,473	106,550	—
Other consumer	409	80	118	607	26,083	26,690	—
Total	$19,533	$7,104	$7,983	$34,620	$723,445	$758,065	$—

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,128	$4,102	$10,230
Construction	—	—	—
Commercial real estate	—	—	—
Other commercial	484	281	765
Home equity	1,670	164	1,834
Other consumer	35	125	160
Total	$8,317	$4,672	$12,989

There were no loan modifications made to borrowers experiencing financial difficulty in the three months ended March 31, 2025. There were two commercial loan modifications made to borrowers experiencing financial difficulty in the year ended December 31, 2024 totaling $311 thousand for which a term concession was granted. At March 31, 2025, there were 11 loans totaling $1.0 million with active short-term payment deferrals of principal, interest or both.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

5.
Mortgage Servicing Rights

Information related to mortgage servicing rights as of March 31, 2025 and December 31, 2024 are summarized as follows:

	Three Months Ended	Year Ended
	March 31, 2025	December 31, 2024
Book value of mortgage servicing rights beginning of period	$1,078	$2,231
Additions from sale of loans	25	508
Book value removed from sale of servicing rights	—	(1,158)
Amortized to expense	(91)	(503)
Book value of mortgage servicing rights end of period	$1,012	$1,078

Fair value of mortgage servicing rights	$1,944	$1,945
Principal balance of mortgage loans serviced for others not reported as assets	$209,762	$211,246
Custodial escrows of serviced loans	$3,310	$3,358

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

6.
Deposits

Depositor account balances as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
Negotiable order of withdrawal (NOW)	$250,679	$242,575
Savings accounts	109,915	110,288
Money market	132,019	131,988
	492,613	484,851
Certificates of deposit	231,970	209,856
Wholesale and brokered certificates of deposit	98,862	106,035
	$823,445	$800,742

The weighted average interest rate on depositor accounts as of March 31, 2025 and December 31, 2024 was 1.66% and 1.63%, respectively.

Included in deposits are certificates of deposit in amounts greater than $250,000 totaling $48.1 million of account balance and approximately $1.9 million in annual interest expenses at March 31, 2025 and $43.2 million of account balance and approximately $1.6 million in annual interest expense at December 31, 2024. The scheduled maturities of all certificates of deposit at March 31, 2025 were as follows:

2025	$192,298
2026	78,835
2027	52,089
2028	2,638
2029	4,290
2030	682
Total	$330,832

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

7.
Other Borrowings

The Company has a line of credit with the FHLB through which advances are drawn. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans and cash and investments held at FHLB. The unused portion of the line of credit as of March 31, 2025 and December 31, 2024 was approximately $369 million and $364 million, respectively. As of March 31, 2025, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2025	$53,500	4.19%
2026	8,000	2.17%
Total	$61,500	3.93%

As of December 31, 2024, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2025	$65,500	4.31%
2026	8,000	2.17%
Total	$73,500	4.08%

FB BANCORP, INC.

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

As of March 31, 2025, and December 31, 2024, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10%, 8%, 6.5%, and 5%, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2025 and December 31, 2024 are presented in the table below:

	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2025
Tier 1 leverage capital:	$254,794	20.32%	$50,285	4.00%	$62,856	5.00%

Common Equity Tier 1 risk-based capital:	$254,794	29.56%	$38,793	4.50%	$56,035	6.50%
Tier 1 risk-based capital:	$254,794	29.56%	$51,725	6.00%	$68,966	8.00%
Total risk-based capital:	$260,989	30.27%	$68,966	8.00%	$86,208	10.00%

December 31, 2024
Tier 1 leverage capital:	$254,176	19.55%	$52,013	4.00%	$65,016	5.00%

Common Equity Tier 1 risk-based capital:	$254,176	29.60%	$38,635	4.50%	$55,807	6.50%
Tier 1 risk-based capital:	$254,176	29.60%	$51,514	6.00%	$68,685	8.00%
Total risk-based capital:	$260,420	30.33%	$68,685	8.00%	$85,856	10.00%

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

9.
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

The Company’s financial statements do not reflect various outstanding commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. Commitments to extend credit, consisting primarily of commercial lines-of-credit, revolving credit lines and overdraft protection agreements, include exposure to credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company was not required to perform on any financial guarantees nor did it incur any losses on its commitments for the three months ended March 31, 2025 and year ended December 31, 2024.

Commitments outstanding were as follows:

	March 31, 2025	December 31, 2024
Residential construction	$23,819	$27,110
Commercial construction	18,953	22,763
Revolving lines of credit and other	181,087	158,907
	$223,859	$208,780

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. A reserve for unfunded commitments is recorded within other liabilities on the statements of financial condition, and the related provision is recorded in the provision for credit losses on the consolidated statements of operations. The reserve for unfunded commitments was $120 thousand at March 31, 2025 and December 31, 2024.

FB BANCORP, INC.

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

The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Carrying value of collateral dependent loans before allowance	$6,889	$4,877
Specific allowance	(1,558)	(1,028)
Fair value of collateral dependent loans	$5,331	$3,849

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The carrying amounts and estimated fair values of financial instrument as of March 31, 2025 and December 31, 2024, were as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and due from banks	$7,359	$7,359	$7,359	$—	$—
Interest-bearing cash equivalents	$91,216	$91,216	$91,216	$—	$—
Securities available for sale	$250,998	$250,998	$—	$250,998	$—
Loans held for sale	$20,860	$20,860	$—	$20,860	$—
Loans held for investment, net	$764,390	$755,698	$—	$—	$755,698
Derivative assets	$540	$540	$—	$540	$—
Mortgage servicing rights	$1,012	$1,944	$—	$1,944	$—
Accrued interest receivable	$5,563	$5,563	$—	$—	$5,563
Financial Liabilities:
Deposits	$823,445	$743,223	$—	$743,223	$—
Advances by borrowers for taxes and insurance	$5,664	$5,664	$5,664	$—	$—
Other borrowings	$61,500	$61,417	$—	$61,417	$—
Accrued interest payable	$359	$359	$—	$—	$359

December 31, 2024
Financial assets:
Cash and due from banks	$6,841	$6,841	$6,841	$—	$—
Interest-bearing cash equivalents	$92,004	$92,004	$92,004	$—	$—
Securities available for sale	$244,119	$244,119	$—	$244,119	$—
Loans held for sale	$26,026	$26,026	$—	$26,026	$—
Loans held for investment, net	$750,653	$737,551	$—	$—	$737,551
Derivative assets	$439	$439	$—	$439	$—
Mortgage servicing rights	$1,078	$1,945	$—	$1,945	$—
Accrued interest receivable	$5,729	$5,729	$—	$—	$5,729
Financial Liabilities:
Deposits	$800,742	$711,225	$—	$711,225	$—
Advances by borrowers for taxes and insurance	$6,537	$6,537	$6,537	$—	$—
Other borrowings	$73,500	$73,372	$—	$73,372	$—
Accrued interest payable	$380	$380	$—	$—	$380

FB BANCORP, INC.

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

The net gains (losses) relating to these free-standing derivative instruments used for risk management are summarized below:

		For the three months ended March 31,
	Revenue Classification	2025	2024
IRLs	Gain (Loss) on sale of mortgage loans	$404	$386
Forwards	Hedging activity, net	(430)	93
Total		$(26)	$479

The following table reflects the amount and market value of mortgage banking derivatives included in the statements of financial condition:

	March 31, 2025		December 31, 2024
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
IRLs	$20,009	$768	$15,085	$363
Forwards	30,500	(228)	28,500	76
Total	$50,509	$540	$43,585	$439

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

12.
Segment Information

The Company has two reportable segments: traditional banking and mortgage banking. Revenues from traditional banking operations consist primarily of interest and fees earned on loans held for investment and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and mortgage loan origination fee income. Segment performance is primarily evaluated, by the chief operating decision maker (“CODM”), using operating revenue. The Company has identified the Chief Financial Officer as the CODM. Income taxes are allocated, and material indirect expenses are allocated by volume. Mortgage banking is an internal division of Fidelity Bank and not a separate legal entity. Information reported internally for performance assessment follows for the three months ended March 31, 2025 and March 31, 2024.

		Mortgage	Total
	Banking	Banking	Segments
March 31, 2025
Net Interest income	$12,249	$552	$12,801
Gain on sale of mortgage loans	—	3,340	3,340
Other revenue	935	127	1,062
Total operating revenue	$13,184	$4,019	$17,203
Salaries and employee benefits	$6,158	$3,399	$9,557
Mortgage servicing rights amortization	—	91	91
Hedging activity, net	—	430	430
Provision for credit losses and other expenses	4,751	1,496	6,247
Income tax expense (benefit)	466	(293)	173
Total expenses	$11,375	$5,123	$16,498
Segment profit (loss)	$1,809	$(1,104)	$705
Supplemental disclosures:
Segment assets	$1,209,161	$28,613	$1,237,774
Depreciation and amortization	$583	$144	$727

March 31, 2024
Net Interest income	$10,175	$705	$10,880
Gain on sale of mortgage loans	—	3,308	3,308
Other revenue	1,030	375	1,405
Total operating revenue	$11,205	$4,388	$15,593
Salaries and employee benefits	$5,803	$4,280	$10,083
Mortgage servicing rights amortization	—	159	159
Hedging activity, net	—	(93)	(93)
Provision for credit losses and other expenses	4,860	1,621	6,481
Income tax expense (benefit)	100	(330)	(230)
Total expenses	$10,763	$5,637	$16,400
Segment profit (loss)	$442	$(1,249)	$(807)
Supplemental disclosures:
Segment assets	$1,076,565	$43,801	$1,120,366
Depreciation and amortization	$584	$213	$797

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

13.
Subsequent Events

Management has evaluated subsequent events through the date that these consolidated financial statements were issued, May 12, 2025, and determined that no matters required disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis discusses information contained in our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. You should read the information in this section in conjunction with the business and financial information regarding FB Bancorp, Inc. provided in this document, including the financial statements, which appear elsewhere in this document.

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

Overview

FB Bancorp, Inc. conducts its operations primarily through Fidelity Bank. Fidelity Bank’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans, commercial loans, home equity loans and lines of credit, consumer loans and construction loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises. We offer a variety of deposit accounts including negotiable orders of withdrawal, which we refer to as “NOW” throughout this document, savings accounts, money market accounts and certificate of deposit accounts. Fidelity Bank is subject to comprehensive regulation and examination by the Louisiana Office of Financial Institutions and the FDIC. FB Bancorp Inc. is subject to comprehensive regulation and examination by the Federal Reserve Board.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•

Continuing to seek to grow and diversify our loan portfolio prudently by increasing originations of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. We intend to continue to prudently increase our originations of commercial real estate and commercial loans in order to diversify our loan portfolio and increase yield. At March 31, 2025, commercial real estate loans amounted to $253.1 million, or 32.8% of total loans and commercial loans amounted to $97.7 million, or 12.7%, of total loans.

•

Continuing the NOLA Lending (“NOLA”) division’s focus on originating residential mortgage loans at its current pace primarily for sale into the secondary market. NOLA originates all of our one-to four-family residential mortgage loans with the intent to sell such loans into the secondary market. During the three months ended March 31, 2025, our NOLA division originated $72.1 million of one- to four-family residential mortgage loans held for sale for a gain on sale of approximately $3.3 million. During the three months ended March 31, 2024, our NOLA division originated $73.9 million of one-to four-family residential mortgage loans held for sale for a gain on sale of approximately $3.3 million. We intend to generally maintain NOLA’s current level of loan originations going forward, subject to customer demand and market interest rates.

•

Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At March 31, 2025, our non-performing loans totaled $15.4 million, or 2.0% of total loans.

•

Continuing to attract and retain customers in our current market areas and growing our low-cost “core” deposit base while expanding our offices and banking activity in the Baton Rouge and Lafayette, Louisiana markets. We consider our core deposits to include NOW accounts, statement savings accounts, money market accounts, and other savings deposit accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $492.6 million, or 59.8% of total deposits, at March 31, 2025. We have expanded our deposit and lending activities into the Baton Rouge and Lafayette, Louisiana markets over the last several years, including the hiring of Market Area Presidents and lending teams and the establishment of a branch office and we anticipate that these efforts will continue.

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

•

Continuing to grow through organic growth while also considering opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital we are raising in the stock offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market areas or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices, funded with capital raised through the Company’s stock offering in the third quarter of 2024. We have no current plans or intentions regarding any such expansion activities outside the previously mentioned full service branch in Lafayette, Louisiana opening in the second half of 2025.

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

The following tables set forth selected historical financial and other data of Fidelity Bank for the periods and at the dates indicated. The information at March 31, 2025, and for the three months ended March 31, 2025 and 2024, is not audited but, in the opinion of management, includes all adjustments necessary for a fair presentation. These adjustments are standard and recurring. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected or realized for the entire year. The information at December 31, 2024 is derived in part from, and should be read together with, the audited financial statements and related notes beginning at page F-1 of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2025.

	March 31, 2025	December 31, 2024
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,237,774	$1,220,933
Total cash and cash equivalents	98,575	98,845
Securities available for sale, at fair value	250,998	244,119
Loans held for sale, at fair value	20,860	26,026
Loans held for investment, net	764,390	750,653
Total deposits	823,445	800,742
Federal Home Loan Bank advances	61,500	73,500
Total equity	331,409	326,255

	For the three months ended March 31,
	2025	2024
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$16,918	$15,245
Total interest expense	4,117	4,365
Net interest income	12,801	10,880
Provision (benefit) for credit losses	385	245
Net interest income after provision (benefit) for credit losses	12,416	10,635
Total non-interest income	4,402	4,713
Total non-interest expense	15,940	16,385
Net income (loss) before income taxes	878	(1,037)
Income tax expense (benefit)	173	(230)
Net income (loss)	$705	$(807)

	For the three months ended March 31,
	2025	2024
Performance Ratios:
Net income (loss) (in thousands)	$705	$(807)
Return on average assets (1)	0.06%	(0.07)%
Return on average equity (2)	0.21%	(0.52)%
Earnings (losses) per share - basic and diluted	$0.04	-
Net interest margin (3)	4.60%	4.37%
Non-interest income to average assets	0.36%	0.43%
Efficiency ratio (4)	92.66%	105.08%
Average interest-earning assets to average interest-bearing liabilities	150.98%	126.77%
Capital Ratios:
Total risk-based capital	30.27%	21.35%
Tier 1 risk-based capital	29.56%	20.60%
Common equity Tier 1 risk-based capital	29.56%	20.60%
Tier 1 leverage capital	20.32%	14.69%
Average equity to average assets	26.70%	14.07%
Common book value per share (net of unearned ESOP shares)	$18.08	-
Asset Quality Ratios:
Allowance for credit losses to total loans (5)	0.80%	0.88%
Allowance for credit losses to non-performing loans	40.10%	67.07%
Net charge-offs to average outstanding loans	0.06%	0.06%
Non-performing loans to total loans	2.00%	1.31%
Non-performing loans to total assets	1.25%	0.80%
Total non-performing assets to total assets (5)	1.30%	1.05%
Other:
Number of offices	18	18
Number of full-time equivalent employees	325	366

(1)	Represents net income (loss) divided by average total assets.
(2)	Represents net income (loss) divided by average equity.
(3)	Represents net interest income divided by average interest-earning assets. Includes loans held for sale.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Non-performing assets includes other real estate owned. Total loans includes only loans held for investment.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets were $1.24 billion at March 31, 2025, an increase of $16.8 million, or 1.4%, from $1.22 billion at December 31, 2024. The increase was primarily due to increased loans held for investment net of $13.7 million and available-for-sale securities of $6.9 million. These earning assets were funded by an increase in total deposits of $22.7 million, partially offset by a $12.0 million decrease in other borrowings.

Cash and Cash Equivalents. Cash levels decreased by $270 thousand, or 0.3%, to $98.6 million at March 31, 2025 from $98.8 million at December 31, 2024.

Available-for-Sale Investment Securities. Investment securities increased $6.9 million, or 2.8%, to $251.0 million at March 31, 2025, from $244.1 million at December 31, 2024. Aggregate securities purchased totaled $12.2 million and aggregate securities maturing, called, or sold totaled $11.0 million during the three months ended March 31, 2025. Adding to the net increase was an increase in fair market value adjustments of $5.4 million.

Loans Held for Investment, Net. Loans held for investment, net, increased by $13.7 million, or 1.8%, to $764.4 million at March 31, 2025 from $750.7 million at December 31, 2024. During the three months ended March 31, 2025, loan originations (excluding loans held for sale) totaled $35.1 million. The increase in net loans held for investment came primarily from the following: residential construction loans increased $4.8 million, or 14.0%, commercial real estate loans increased $12.0 million, or 5.0%, and other commercial loans, which consists of business lines of credit, equipment loans and various non-real estate commercial loans increased $2.7 million, or 2.8%. The net increase was partially offset by the following: residential mortgage loans decreased $2.5 million, or 1.0%, and other consumer loans decreased $2.8 million, or 10.5%.

Increases in loan balances reflect our strategy to grow the commercial and commercial real estate loan portfolios while continuing to focus on owner-occupied one- to four-family residential mortgage loans. We have expanded our lending activities into the Baton Rouge and Lafayette, Louisiana markets, including adding lending teams in these markets.

Deposits. Deposits increased by $22.7 million, or 2.8%, to $823.4 million at March 31, 2025 from $800.7 million at December 31, 2024. Core deposits (defined as all deposits other than certificates of deposit) increased $7.7 million, or 1.6%, to $492.6 million at March 31, 2025 from $484.9 million at December 31, 2024. Certificates of deposit increased $14.9 million, or 4.7%, to $330.8 million at March 31, 2025 from $315.9 million at December 31, 2024. Our certificates of deposit included $98.9 million in wholesale and brokered certificates of deposit at March 31, 2025 and $106.0 million at December 31, 2024. Such deposits generally tend to be at higher yields than other types of deposits and generally do not represent direct customer relationships, but were utilized, in part, to fund loan growth.

Borrowings. Borrowings decreased $12.0 million, or 16.3%, from $73.5 million at December 31, 2024 to $61.5 million at March 31, 2025. Borrowings have been paid down significantly over the last two quarters due to proceeds from the stock conversion and growth in deposits.

Total Equity. Total equity increased $5.1 million, or 1.6%, to $331.4 million at March 31, 2025 from $326.3 million at December 31, 2024. The increase resulted primarily from a $4.3 million increase in accumulated other comprehensive income (loss). Comprehensive income is solely related to unrealized gains and losses on securities available for sale. Also contributing to the total equity increase was $0.7 million in retained earnings.

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

	For the three months ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$95,872	$997	4.22%	$49,790	$605	4.89%
Securities	249,291	2,296	3.74%	247,572	2,299	3.74%
Loans	761,031	13,280	7.08%	681,158	11,963	7.06%
Loans held for sale	21,482	345	6.50%	23,085	379	6.60%
Total earning assets	1,127,676	16,918	6.08%	1,001,605	15,246	6.12%
Non-interest-earning assets:
Cash and cash equivalents	6,311			6,348
Fixed Assets	55,432			51,655
Allowance for credit losses	(6,256)			(6,273)
Other	46,609			53,880
Total non-interest-earning assets	102,096			105,610
Total Assets	$1,229,772			$1,107,215
Interest-bearing liabilities:
Interest-bearing demand deposits	$107,447	$43	0.16%	$119,085	$44	0.15%
Interest-bearing savings and money market deposits	243,622	664	1.11%	234,392	370	0.64%
Certificates of deposit	324,436	2,686	3.36%	268,088	2,080	3.12%
Total interest-bearing deposits	675,505	3,393	2.04%	621,565	2,494	1.61%
Interest-bearing borrowings	71,414	724	4.11%	168,559	1,872	4.47%
Total interest-bearing liabilities	746,919	4,117	2.24%	790,124	4,366	2.22%
Non-interest:
Demand deposits	144,454			149,380
Other liabilities	10,104			11,963
Total non-interest liabilities	154,558			161,343
Total Equity	328,295			155,748
Total liabilities and equity	$1,229,772			$1,107,215
Net interest income		$12,801			$10,880
Net interest-earning assets (1)	$380,757			$211,481
Net interest rate spread (2)			3.84%			3.90%
Net yield on interest-earning assets (3)			4.60%			4.37%
Average of interest-earning assets to interest-bearing liabilities	150.98%			126.77%
Average equity to assets	26.70%			14.07%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

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

	Three months ended March 31, 2025 vs. three months ended March 31, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$561	$(169)	$392
Securities	16	(19)	(3)
Loans	1,402	(85)	1,317
Loans held for sale	(26)	(8)	(34)
Total interest-earning assets	1,953	(281)	1,672
Interest-bearing liabilities:
Interest-bearing demand deposits	(4)	3	(1)
Interest-bearing savings and money market deposits	14	280	294
Certificates of deposit	437	169	606
Total interest-bearing deposits	447	452	899
Interest-bearing borrowings	(1,079)	(69)	(1,148)
Total interest-bearing liabilities	(632)	383	(249)
Net interest income	$2,585	$(664)	$1,921

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income of $705,000 was recorded for the three months ended March 31, 2025, compared to a net loss of $807,000 for the three months ended March 31, 2024. The increase in net income was primarily due to an increase of $1.9 million, or 17.7%, in net interest income and a decrease of $445 thousand, or 2.7%, in total non-interest expenses.

Interest Income. Interest income increased $1.7 million, or 11.0%, to $16.9 million for the three months ended March 31, 2025, compared to $15.2 million for the three months ended March 31, 2024. This increase was primarily attributable to a $1.3 million, or 10.4%, increase in interest and fees on loans, both held for investment and held for sale.

The average balance of loans held for investment during the three months ended March 31, 2025 increased by $79.9 million, or 11.7%, while the average yield on these loans increased to 7.08% for the three months ended March 31, 2025 from 7.06% for the three months ended March 31, 2024. The increase in average yield on loans was due to the increasing interest rate environment as well as growth in our loan portfolio, particularly the commercial and residential construction portfolios.

The average balance of loans held for sale during the three months ended March 31, 2025 decreased by $1.6 million, or 6.9%, while the average yield on these loans decreased to 6.50% for the three months ended March 31, 2025 from 6.60% for the three months ended March 31, 2024.

The average balance of investment securities increased by $1.7 million, or 0.7%, to $249.3 million for the three months ended March 31, 2025 from $247.6 million for the three months ended March 31, 2024, while the average yield on investment securities remained 3.74% for the three months ended March 31, 2025 and March 31, 2024.

Interest Expense. Total interest expense decreased $0.3 million, or 5.7%, to $4.1 million for the three months ended March 31, 2025, from $4.4 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in interest expense on other borrowed funds of $1.1 million, partially offset by an increase of $900 thousand in interest on deposits for the three months ended March 31, 2025. The decrease in interest on other borrowed funds was primarily due to a decrease in interest-bearing borrowing average balances of $97.1 million, or 57.6%, for the three months ended March 31, 2025 compared to the same period ended March 31, 2024. The Company retired over $100 million in borrowings in the fourth quarter of 2024 and into the first quarter of 2025 primarily using the proceeds of the Company’s stock conversion. Interest on deposits increased due to an increase in average balances and rate for the three months ended March 31, 2025 compared to the same period in 2024.

Net Interest Income. Net interest income increased $1.9 million, or 17.7%, to $12.8 million for the three months ended March 31, 2025, compared to $10.9 million for the three months ended March 31, 2024. The increase is a result of interest-earning asset growth of $126.1 million, or 12.6%, partially offset by a decrease in yield to 6.08% for the three months ending March 31, 2025 compared to 6.12% in the same period in 2024. Also contributing to the increase in net interest income was the decrease in interest expense of $0.3 million, or 5.7%, to $4.1 million for the three months ended March 31, 2025, from $4.4 million for the three months ended March 31, 2024.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $385,000 provision for credit losses for the three months ended March 31, 2025 compared to a $245,000 provision for the same period ended March 31, 2024. The increase in the provision for credit losses was due primarily to growth in loans held for investment.

Total non-performing loans were $15.4 million at March 31, 2025, compared to $9.0 million at March 31, 2024 with 87.5% of this increase coming from one- to four-family residential loans. One- to four-family residential loans historically have lower loss rates compared to other Company loan types. Classified loans totaled $20.4 million at March 31, 2025, compared to $12.1 million at March 31, 2024, and total loans past due greater than 30 days were $35.9 million and $14.3 million at those respective dates. Special mention loans were $1.0 million at March 31, 2025 compared to $12.6 million at March 31, 2024. As a percentage of non-performing loans, the allowance for credit losses was 40.1% at March 31, 2025 compared to 67.1% at March 31, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at March 31, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $4.4 million for the three months ended March 31, 2025, a decrease of $311 thousand, or 6.6%, from $4.7 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in mortgage servicing revenue of $230,000 to $118,000 for the three months ended March 31, 2025 from $348,000 for the three months ended March 31, 2024 due to the sales of secondary market mortgage loans serviced for others in 2023 and 2024.

Non-interest Expense. Non-interest expense decreased $445,000, or 2.7%, to $15.9 million for the three months ended March 31, 2025, compared to $16.4 million for the three months ended March 31, 2024. The decrease was primarily due to a $526,000, or 5.2%, decrease in salaries and employee benefits. This was primarily caused by reductions in staffing levels within the mortgage banking segment to continue improvement in the segment’s profitability. Also contributing to non-interest expense reduction was a decrease of $327,000, or 60.9%, in advertising and marketing for the three months ended March 31, 2025 compared to the same period ended March 31, 2024. Hedging activity, net, increased $523,000, from a net benefit of $93,000 for the three months ended March 31, 2024 to a net expense of $430,000 for the three months ended March 31, 2025. Hedging activity is a direct result of interest rate movements in the secondary market of mortgage loans held for sale.

Provision (Benefit) for Income Taxes. The provision for income taxes was $173,000 for the three months ended March 31, 2025, compared to a benefit of $230,000 for the three months ended March 31, 2024. The changes are a direct reflection of net income (loss) before income taxes for each period and not a material change in the Bank's effective tax rates.

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

The following table sets forth, at March 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

March 31, 2025
				EVE as a Percentage of Present Value Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
(Dollars in thousands)
400	$288,843	$(49,892)	(14.73)%	22.98%	(397)
300	306,645	(32,090)	(9.47)%	24.40%	(255)
200	320,796	(17,939)	(5.30)%	25.52%	(143)
100	331,531	(7,204)	(2.13)%	26.38%	(57)
-	338,735	—	—%	26.95%	—
(100)	344,701	5,966	1.76%	27.43%	48
(200)	343,119	4,384	1.29%	27.30%	35

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2025, we would have experienced a 5.30% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.29% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated increases (decreases) in the percentage of change in EVE in the table above are within the Board of Directors’ guidelines.

Change in Net Interest Income. The following table sets forth, at March 31, 2025, the calculation of the estimated changes in our net interest income, referred to as “NII” throughout this document, that would result from the designated immediate changes in the United States Treasury yield curve.

March 31, 2025
Change in Interest Rates (basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$51,613	0.80%
+300	52,382	2.30%
+200	52,586	2.70%
+100	52,126	1.80%
Level	51,204	—%
(100)	49,412	(3.50)%
(200)	47,005	(8.20)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2025, we would have experienced a 2.70% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.20% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated decreases in the percentage of change in the net interest income in the table above are within the Board of Directors’ guidelines.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities and sales of mortgage loans. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and the Federal Reserve Board’s Bank Discount Window. At March 31, 2025, we had $61.5 million of outstanding borrowings from the Federal Home Loan Bank of Dallas. At March 31, 2025, we had the capacity to borrow an additional $369 million from the Federal Home Loan Bank of Dallas and an additional $153.0 million from the Federal Reserve Board discount window.

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

At March 31, 2025, Fidelity Bank’s Tier 1 leverage capital was $254.8 million, or 20.3% of adjusted assets. Accordingly, it was categorized as well-capitalized at March 31, 2025. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 8 of the financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements. At March 31, 2025, we had $223.9 million of outstanding commitments to originate loans, which included $181.1 million in revolving lines of credit, $23.8 million in residential construction loans and $19.0 million in commercial construction loans and lines of credit. At March 31, 2025, none of our revolving lines of credit related to commercial real estate loans. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2025 totaled $219.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements included elsewhere in this document.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of FB Bancorp, Inc. (1)

3.2	Bylaws of FB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of FB Bancorp, Inc. (3)

10.1

Fidelity Bank Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024)†

10.2

Fidelity Bank Performance-Based Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024)†

10.3

Fidelity Bank Amended and Restated Director Retirement Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024)†

10.4

Form of Fidelity Bank Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024)†

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.
†	Denotes a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB BANCORP, INC.

Date: May 12, 2025	/s/ Christopher Ferris
Christopher Ferris
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: May 12, 2025	/s/ Todd Wanner
Todd Wanner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)