Form 10-Q
period 2025-06-30
FB Bancorp, Inc. /MD/
filed 2025-08-14
CIK 2013639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

19,837,500 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 13, 2025.

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

Item 1. Financial Statements

FB Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$8,236	$6,841
Interest-bearing deposits at other financial institutions	77,851	92,004
Total cash and cash equivalents	86,087	98,845

Securities available for sale, at fair value (amortized cost of $275,768 and $264,639, respectively)	260,173	244,119
Derivative assets	393	439
Loans held for sale, at fair value	24,693	26,026
Loans held for investment	776,692	756,897
Less: allowance for credit losses	(6,159)	(6,244)
Loans held for investment, net	770,533	750,653
Federal Home Loan Bank stock, at cost	3,276	4,354
Bank owned life insurance	15,160	14,986
Accrued interest receivable	5,598	5,729
Premises and equipment, net	56,966	54,145
Other real estate owned	1,615	610
Mortgage servicing rights	947	1,078
Prepaid expenses	2,501	2,151
Other assets	18,696	17,798

Total assets	$1,246,638	$1,220,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$135,852	$132,258
Interest bearing	688,956	668,484
Total deposits	824,808	800,742

Advances by borrowers for taxes and insurance	6,341	6,537
Other borrowings	66,500	73,500
Accrued interest payable	323	380
Other liabilities	16,580	13,519
Total liabilities	914,552	894,678

Stockholders' Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 120,000,000 shares authorized; 19,837,500 issued and outstanding at June 30, 2025 and December 31, 2024	198	198
Additional paid-in capital	193,569	193,571
Unearned ESOP shares - 1,491,780 and 1,523,520 shares as of June 30, 2025 and December 31, 2024, respectively	(16,857)	(17,215)
Retained earnings	167,496	165,912
Accumulated other comprehensive income (loss)	(12,320)	(16,211)
Total stockholders' equity	332,086	326,255

Total liabilities and stockholders' equity	$1,246,638	$1,220,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share data)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Interest and dividend income
Interest and fees on loans	$14,341	$13,202	$27,965	$25,543
Interest and dividends on investment securities	2,391	2,348	4,688	4,648
Interest on deposits in other banks	807	336	1,804	941
Total interest and dividend income	17,539	15,886	34,457	31,132

Interest expense
Deposits	3,733	2,785	7,126	5,280
Borrowed funds	616	2,163	1,340	4,034
Total interest expense	4,349	4,948	8,466	9,314

Net interest income	13,190	10,938	25,991	21,818
Provision (benefit) for credit losses	453	275	838	520
Net interest income after provision (benefit) for credit losses	12,737	10,663	25,153	21,298

Non-interest income
Service charges and fee income from deposit accounts	613	788	1,267	1,521
Gain on sales of mortgage loans	3,953	3,459	7,293	6,766
Gain (loss) on sales, disposal, or impairment of assets	(88)	—	(88)	—
Gain (loss) on sales of available for sale securities	108	219	163	308
Gain on sales of mortgage servicing rights	—	2,251	—	2,251
Other non-interest income	335	544	688	1,128
Total non-interest income	4,921	7,261	9,323	11,974

Non-interest expenses
Salaries and employee benefits	9,938	10,387	19,495	20,470
Occupancy and equipment	2,102	2,049	4,104	4,078
Directors’ fees	183	143	364	304
Data processing	1,330	1,329	2,640	2,699
Advertising and marketing	345	691	555	1,228
Mortgage servicing rights amortization	103	145	194	304
Hedging activity, net	241	(38)	671	(131)
Goodwill impairment	—	—	—	—
Other general and administrative	2,318	2,126	4,477	4,265
Total non-interest expenses	16,560	16,832	32,500	33,217

Income (loss) before income taxes	1,098	1,092	1,976	55
Income tax expense (benefit)	219	243	392	13

Net income (loss)	$879	$849	$1,584	$42

Earnings (losses) per share - basic and diluted	$0.05	—	$0.09	—
Weighted average shares outstanding	18,329,850	—	18,321,959	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$879	$849	$1,584	$42
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(368)	2,110	5,088	(1,049)
Reclassification adjustment for (gains) losses realized on securities available for sale	(108)	(219)	(163)	(308)
Net unrealized gains (losses)	(476)	1,891	4,925	(1,357)
Tax effect	100	(397)	(1,034)	285
Total other comprehensive income (loss)	(376)	1,494	3,891	(1,072)

Total comprehensive income (loss)	$503	$2,343	$5,475	$(1,030)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except share data)

					Accumulated	Unallocated
	Common		Additional		Other	Common	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Stock Held By	Stockholders'
	Issued	Stock	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2023	-	$-	$—	$172,126	$(15,389)	$—	$156,737

Comprehensive income (loss):
Net income (loss)			-	(807)	-	-	(807)
Other comprehensive income (loss), net of tax			-	-	(2,566)	-	(2,566)
Total comprehensive income (loss)							(3,373)

Balance at March 31, 2024	-	$-	$-	$171,319	$(17,955)	$-	$153,364
Comprehensive income (loss):
Net income (loss)			-	849	-	-	849
Other comprehensive income (loss), net of tax			-	-	1,494	-	1,494
Total comprehensive income (loss)							2,343

Balance at June 30, 2024	-	$-	$-	$172,168	$(16,461)	$-	$155,707

Balance at December 31, 2024	19,837,500	$198	$193,571	$165,912	$(16,211)	$(17,215)	$326,255

Comprehensive income (loss):
Net income (loss)			-	705	-	-	705
Other comprehensive income (loss), net of tax			-	-	4,267	-	4,267
Total comprehensive income (loss)							4,972

ESOP shares committed to be released (15,870 shares)			3			179	182

Balance at March 31, 2025	19,837,500	$198	$193,574	$166,617	$(11,944)	$(17,036)	$331,409
Comprehensive income (loss):
Net income (loss)			-	879	-	-	879
Other comprehensive income (loss), net of tax			-	-	(376)	-	(376)
Total comprehensive income (loss)							503

ESOP shares committed to be released (15,870 shares)			(5)			179	174

Balance at June 30, 2025	19,837,500	$198	$193,569	$167,496	$(12,320)	$(16,857)	$332,086

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,584	$42
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,284	1,282
Amortization of mortgage servicing rights	194	304
Net (accretion) amortization on securities	(692)	(376)
Provision (benefit) for credit losses	838	520
ESOP expense	356	—
Increase in cash surrender value of life insurance	(174)	(170)
Net gain on sales of mortgage servicing rights	—	(2,251)
(Gain) loss on sales and disposal of assets	88	—
Federal Home Loan Bank stock dividends	(113)	(120)
Net gain on sales of available for sale securities	(163)	(308)
Deferred income taxes (benefit)	282	130
Net (increase) decrease in derivative instruments	46	(357)
Changes in other operating assets and liabilities	508	(1,444)
Loans held for sale:
Originations	(179,598)	(190,186)
Proceeds from sale	188,529	184,797
Gain on sale of loans, net	(7,293)	(6,766)
Net change in fair value	(305)	(160)

Net cash provided by (used in) operating activities	5,371	(15,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(34,773)	(12,387)
Proceeds from maturities, prepayments, and sales of securities available for sale	24,499	12,416
Proceeds from sale of mortgage servicing rights	—	4,194
Redemption of FHLB stock	1,191	—
(Increase) decrease in loans held for investment, net	(21,742)	(60,161)
Purchases of premises and equipment	(4,772)	(2,069)
Proceeds from sale of Company owned assets or other real estate owned	598	37

Net cash provided by (used in) investing activities	(34,999)	(57,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	24,066	1,335
Proceeds from other borrowings	30,000	114,500
Payments on other borrowings	(37,000)	(68,200)
Net change in advances by borrowers for taxes and insurance	(196)	(2,295)

Net cash provided by (used in) financing activities	16,870	45,340

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,758)	(27,693)
Cash and cash equivalents at beginning of period	98,845	87,108
Cash and cash equivalents at end of period	$86,087	$59,415

Supplemental Disclosures For Cash Flow Information:
Cash paid for interest on deposits and borrowings	$8,523	$6,511
Cash paid for income taxes	$—	$1,244
Loans transferred to other real estate owned	$1,024	$2,028

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

1.
Summary of Significant Accounting Policies

Description of Business

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

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months and six months ended June 30, 2025. The Company became the bank holding company of the Bank on October 22, 2024; therefore, there were no outstanding shares for the same periods ended June 30, 2024.

Denominator:	Three months ended	Six months ended
	June 30, 2025	June 30, 2025
Weighted-average common shares outstanding	19,837,500	19,837,500
Less: Average unearned ESOP shares	(1,507,650)	(1,515,541)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	18,329,850	18,321,959

The Company had no dilutive or potentially dilutive securities during the periods presented.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

3.
Investment Securities

The tables below show the amortized cost and fair value, by type, of the Company’s available for sale debt securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$137,699	$113	$8,446	$129,366
Mortgage-backed securities	111,872	145	6,707	105,310
Corporate bonds	26,197	11	711	25,497
Small Business Administration	—	—	—	—
Total available for sale	$275,768	$269	$15,864	$260,173

	December 31, 2024
Available for sale:
U.S. government sponsored agencies	$147,674	$68	$10,909	$136,833
Mortgage-backed securities	85,708	19	8,444	77,283
Corporate bonds	31,237	—	1,254	29,983
Small Business Administration	20	—	—	20
Total available for sale	$264,639	$87	$20,607	$244,119

As of June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for impairment when there has been a decline in fair value below the amortized cost basis at least quarterly. Accordingly, management is able to effectively measure and monitor the unrealized loss position on these securities and because the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company determined no allowance for credit loss was required as of June 30, 2025 or December 31, 2024.

Accrued interest receivable on investment securities totaled $1.5 million and $1.5 million as of June 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the statements of financial condition.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of securities with gross unrealized losses at June 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2025
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$2,985	$58	$116,416	$8,387	$8,445
Mortgage-backed securities	35,320	651	54,492	6,056	6,707
Corporate bonds	498	2	20,916	710	712
Total available for sale	$38,803	$711	$191,824	$15,153	$15,864

	December 31, 2024
Available for sale:
U.S. government sponsored agencies	$12,337	$246	$118,800	$10,663	$10,909
Mortgage-backed securities and small business administration	17,590	698	56,203	7,746	8,444
Corporate bonds	7,955	133	22,028	1,121	1,254
Total available for sale	$37,882	$1,077	$197,031	$19,530	$20,607

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at June 30, 2025 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Within one year or less	$10,012	$9,873
One through five years	78,159	75,074
After five through ten years	68,568	65,488
Over ten years	119,029	109,738
Total	$275,768	$260,173

At June 30, 2025 and December 31, 2024, approximately $1.4 million and $144.2 million of investments were pledged to secure various deposits or borrowings, respectively. In April of 2025, the Federal Reserve released approximately $142.8 million of pledged securities that were held as part of the expired special Bank Term Funding Program.

Additional information related to fair value of investment securities is provided in Note 10.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

4.
Loans Held for Investment

The components of loans were as follows at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Residential mortgage loans (1-4 family):
Fixed	$95,692	$98,694
Variable	149,370	155,948
Construction	40,130	34,139
Total residential mortgage loans	285,192	288,781
Commercial loans:
Real estate	254,347	241,063
Other	103,979	94,981
Total commercial loans	358,326	336,044
Consumer loans:
Home equity	110,532	106,550
Other consumer	23,649	26,690
Total consumer loans	134,181	133,240
Total loans held for investment	777,699	758,065
Less:
Undisbursed portion of mortgage loans	(144)	(161)
Net deferred loan costs (fees)	(863)	(1,007)
Allowance for credit losses	(6,159)	(6,244)
Total loans held for investment, net	$770,533	$750,653

Accrued interest receivable on loans held for investment totaled $4.1 million and $4.1 million as of June 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the Company’s consolidated statements of financial condition.

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Residential Mortgage Loans

All of our residential mortgage loans are centrally underwritten. When assessing credit risk, we analyze certain credit factors, such as payment history, credit utilization and length of credit history. All of our residential mortgage loans are secured by real estate; therefore, we evaluate and estimate the current market value of the collateral property. Common risk factors that are not specific to individual loan transactions include economic conditions within our markets, including unemployment rates and potential changes in real estate collateral values due to market conditions. Personal events, disability, death or change in marital status of the borrower also increase risk in residential mortgage lending.

Residential Mortgage Loans (Fixed and Variable)

Characteristically, residential mortgage loans are secured by 1- to 4-family residential properties and residential lots. Declines in market value can result in residential mortgages with outstanding balances in excess of the collateral value of the property securing the loan.

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Company's recorded investment in loans by credit quality indicators by year of origin as of June 30, 2025 and gross charge-offs for the six months ended June 30, 2025.

	Term Loans
1-4 Family Residential	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
Pass	$3,075	$16,041	$60,226	$62,085	$27,982	$64,874	$—	$234,283
Special Mention	—	—	—	254	—	70	—	324
Substandard	—	—	3,736	2,898	1,701	2,120	—	10,455
Doubtful	—	—	—	—	—	—	—	—
Total	$3,075	$16,041	$63,962	$65,237	$29,683	$67,064	$—	$245,062

Residential Construction	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$7,446	$28,640	$2,148	$—	$—	$—	$—	$38,234
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1,102	794	—	—	—	—	1,896
Doubtful	—	—	—	—	—	—	—	—
Total	$7,446	$29,742	$2,942	$—	$—	$—	$—	$40,130

Commercial Real Estate	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$13,672	$56,972	$45,808	$36,323	$10,945	$75,176	$15,010	$253,906
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	441	—	441
Doubtful	—	—	—	—	—	—	—	—
Total	$13,672	$56,972	$45,808	$36,323	$10,945	$75,617	$15,010	$254,347

Other Commercial	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$33,791	$21,080	$3,707	$4,872	$7,564	$11,121	$17,343	$99,478
Special Mention	—	36	—	—	42	263	224	565
Substandard	—	—	183	1,454	90	1,677	486	3,890
Doubtful	—	—	—	—	—	—	46	46
Total	$33,791	$21,116	$3,890	$6,326	$7,696	$13,061	$18,099	$103,979

Home Equity	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$834	$4,266	$7,189	$1,425	$54	$852	$93,194	$107,814
Special Mention	—	—	—	—	—	5	—	5
Substandard	86	—	—	23	—	2	2,602	2,713
Doubtful	—	—	—	—	—	—	—	—
Total	$920	$4,266	$7,189	$1,448	$54	$859	$95,796	$110,532

Other Consumer	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$6,109	$5,918	$7,031	$2,249	$847	$400	$1,006	$23,560
Special Mention	7	6	—	—	—	—	—	13
Substandard	—	39	—	18	—	—	—	57
Doubtful	10	4	5	—	—	—	—	19
Total	$6,126	$5,967	$7,036	$2,267	$847	$400	$1,006	$23,649

All Loans	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$64,927	$132,917	$126,109	$106,954	$47,392	$152,423	$126,553	$757,275
Special Mention	7	42	-	254	42	338	224	907
Substandard	86	1,141	4,713	4,393	1,791	4,240	3,088	19,452
Doubtful	10	4	5	—	—	—	46	65
Total Loans	$65,030	$134,104	$130,827	$111,601	$49,225	$157,001	$129,911	$777,699
Gross charge-offs	$—	$197	$158	$38	$35	$-	$569	$997

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the six months ended June 30, 2025:

	1-4 Family		Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2025	$2,246	$539	$257	$1,209	$1,224	$769	$6,244
Charge-offs	(39)	(3)	—	(618)	(115)	(222)	(997)
Recoveries	—	—	—	57	—	24	81
Provision for Credit Loss	268	35	13	258	130	127	831
Reallocations	(462)	(304)	(143)	1,003	(261)	167	—
Balance at end of period	$2,013	$267	$127	$1,909	$978	$865	$6,159

Ending allowance balance for loans individually evaluated	$683	$—	$—	$205	$130	$56	$1,074

Ending allowance balance for loans collectively evaluated	$1,330	$267	$127	$1,704	$848	$809	$5,085

Loans Receivable
Total period-end balance	$245,062	$40,130	$254,347	$103,979	$110,532	$23,649	$777,699

Balance of loans individually evaluated	$11,558	$804	$2,910	$1,469	$2,713	$123	$19,577

Balance of loans collectively evaluated	$233,504	$39,326	$251,437	$102,510	$107,819	$23,526	$758,122

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Company had $13.0 million and $13.0 million of non-accruing loans as of June 30, 2025 and December 31, 2024, respectively. Management determined that a specific reserve of approximately $1.1 million and $400 thousand was necessary as of June 30, 2025 and December 31, 2024, respectively. The amount of interest income that would have been recorded in 2025 and 2024 is not material.

The following tables present a summary by loan class of past due and non-accrual loans as of June 30, 2025 and December 31, 2024 (dollars in thousands):

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
June 30, 2025
1-4 family residential	$—	$6,015	$7,083	$13,098	$231,964	$245,062	$—
Construction	—	—	794	794	39,336	40,130	—
Commercial real estate	—	—	—	—	254,347	254,347	—
Other commercial	677	319	678	1,674	102,305	103,979	—
Home equity	1,072	298	1,422	2,792	107,740	110,532	—
Other consumer	551	11	78	640	23,009	23,649	—
Total	$2,300	$6,643	$10,055	$18,998	$758,701	$777,699	$—

	June 30, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$5,139	$4,897	$10,036
Construction	—	—	—
Commercial real estate	—	—	—
Other commercial	679	337	1,016
Home equity	1,534	368	1,902
Other consumer	64	28	92
Total	$7,416	$5,630	$13,046

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2024
1-4 family residential	$16,549	$6,043	$6,026	$28,618	$226,024	$254,642	$—
Construction	—	—	—	—	34,139	34,139	—
Commercial real estate	101	—	—	101	240,962	241,063	—
Other commercial	401	194	622	1,217	93,764	94,981	—
Home equity	2,073	787	1,217	4,077	102,473	106,550	—
Other consumer	409	80	118	607	26,083	26,690	—
Total	$19,533	$7,104	$7,983	$34,620	$723,445	$758,065	$—

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,128	$4,102	$10,230
Construction	—	—	—
Commercial real estate	—	—	—
Other commercial	484	281	765
Home equity	1,670	164	1,834
Other consumer	35	125	160
Total	$8,317	$4,672	$12,989

There were no loan modifications made to borrowers experiencing financial difficulty in the six months ended June 30, 2025. There were two commercial loan modifications made to borrowers experiencing financial difficulty in the year ended December 31, 2024 totaling $311 thousand for which a term concession was granted. At June 30, 2025, there were 9 loans totaling $985 thousand with active short-term payment deferrals of principal, interest or both.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

5.
Mortgage Servicing Rights

Information related to mortgage servicing rights as of June 30, 2025 and December 31, 2024 are summarized as follows:

	Six Months Ended	Year Ended
	June 30, 2025	December 31, 2024
Book value of mortgage servicing rights beginning of period	$1,078	$2,231
Additions from sale of loans	63	508
Book value removed from sale of servicing rights	—	(1,158)
Amortized to expense	(194)	(503)
Book value of mortgage servicing rights end of period	$947	$1,078

Fair value of mortgage servicing rights	$1,959	$1,945
Principal balance of mortgage loans serviced for others not reported as assets	$208,172	$211,246
Custodial escrows of serviced loans	$3,331	$3,358

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

6.
Deposits

Depositor account balances as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
Negotiable order of withdrawal (NOW)	$244,564	$242,575
Savings accounts	104,084	110,288
Money market	120,678	131,988
	469,326	484,851
Certificates of deposit	257,062	209,856
Wholesale and brokered certificates of deposit	98,420	106,035
	$824,808	$800,742

The weighted average interest rate on depositor accounts as of June 30, 2025 and December 31, 2024 was 1.80% and 1.63%, respectively.

Included in deposits are certificates of deposit in amounts greater than $250,000 totaling $58.0 million of account balance and approximately $2.3 million in annual interest expenses at June 30, 2025 and $43.2 million of account balance and approximately $1.6 million in annual interest expense at December 31, 2024. The scheduled maturities of all certificates of deposit at June 30, 2025 were as follows:

2025	$142,948
2026	115,236
2027	86,023
2028	5,136
2029	4,094
2030	2,045
Total	$355,482

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

7.
Other Borrowings

The Company has a line of credit with the FHLB through which advances are drawn. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans and cash and investments held at FHLB. The unused portion of the line of credit as of June 30, 2025 and December 31, 2024 was approximately $371 million and $364 million, respectively. As of June 30, 2025, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2025	$38,500	4.68%
2026	8,000	2.17%
2027	10,000	3.90%
2028	10,000	3.90%
Total	$66,500	4.14%

As of December 31, 2024, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2025	$65,500	4.31%
2026	8,000	2.17%
Total	$73,500	4.08%

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of June 30, 2025, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2025, and December 31, 2024, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10%, 8%, 6.5%, and 5%, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2025 and December 31, 2024 are presented in the table below:

	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2025
Tier 1 leverage capital:	$255,617	20.26%	$50,458	4.00%	$63,073	5.00%

Common Equity Tier 1 risk-based capital:	$255,617	29.40%	$39,123	4.50%	$56,511	6.50%
Tier 1 risk-based capital:	$255,617	29.40%	$52,164	6.00%	$69,553	8.00%
Total risk-based capital:	$261,903	30.12%	$69,553	8.00%	$86,941	10.00%

December 31, 2024
Tier 1 leverage capital:	$254,176	19.55%	$52,013	4.00%	$65,016	5.00%

Common Equity Tier 1 risk-based capital:	$254,176	29.60%	$38,635	4.50%	$55,807	6.50%
Tier 1 risk-based capital:	$254,176	29.60%	$51,514	6.00%	$68,685	8.00%
Total risk-based capital:	$260,420	30.33%	$68,685	8.00%	$85,856	10.00%

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

The Company’s financial statements do not reflect various outstanding commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. Commitments to extend credit, consisting primarily of commercial lines-of-credit, revolving credit lines and overdraft protection agreements, include exposure to credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company was not required to perform on any financial guarantees nor did it incur any losses on its commitments for the six months ended June 30, 2025 and year ended December 31, 2024.

Commitments outstanding were as follows:

	June 30, 2025	December 31, 2024
Residential construction	$21,825	$27,110
Commercial construction	16,957	22,763
Revolving lines of credit and other	194,892	158,907
	$233,674	$208,780

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. A reserve for unfunded commitments is recorded within other liabilities on the statements of financial condition, and the related provision is recorded in the provision for credit losses on the consolidated statements of operations. The reserve for unfunded commitments was $127 thousand at June 30, 2025 and $120 thousand at December 31, 2024. A provision of $7 thousand was made in the six months ended June 30, 2025 and is included in the provision for credit losses on the consolidated statements of operations.

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

The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Carrying value of collateral dependent loans before allowance	$5,884	$4,877
Specific allowance	(1,074)	(1,028)
Fair value of collateral dependent loans	$4,810	$3,849

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The carrying amounts and estimated fair values of financial instrument as of June 30, 2025 and December 31, 2024, were as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and due from banks	$8,236	$8,236	$8,236	$—	$—
Interest-bearing cash equivalents	$77,851	$77,851	$77,851	$—	$—
Securities available for sale	$260,173	$260,173	$—	$260,173	$—
Loans held for sale	$24,693	$24,693	$—	$24,693	$—
Loans held for investment, net	$770,533	$752,816	$—	$—	$752,816
Derivative assets	$393	$393	$—	$393	$—
Mortgage servicing rights	$947	$1,959	$—	$1,959	$—
Accrued interest receivable	$5,598	$5,598	$—	$—	$5,598
Financial Liabilities:
Deposits	$824,808	$774,211	$—	$774,211	$—
Advances by borrowers for taxes and insurance	$6,341	$6,341	$6,341	$—	$—
Other borrowings	$66,500	$66,393	$—	$66,393	$—
Accrued interest payable	$323	$323	$—	$—	$323

December 31, 2024
Financial assets:
Cash and due from banks	$6,841	$6,841	$6,841	$—	$—
Interest-bearing cash equivalents	$92,004	$92,004	$92,004	$—	$—
Securities available for sale	$244,119	$244,119	$—	$244,119	$—
Loans held for sale	$26,026	$26,026	$—	$26,026	$—
Loans held for investment, net	$750,653	$737,551	$—	$—	$737,551
Derivative assets	$439	$439	$—	$439	$—
Mortgage servicing rights	$1,078	$1,945	$—	$1,945	$—
Accrued interest receivable	$5,729	$5,729	$—	$—	$5,729
Financial Liabilities:
Deposits	$800,742	$711,225	$—	$711,225	$—
Advances by borrowers for taxes and insurance	$6,537	$6,537	$6,537	$—	$—
Other borrowings	$73,500	$73,372	$—	$73,372	$—
Accrued interest payable	$380	$380	$—	$—	$380

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

The net gains (losses) relating to these free-standing derivative instruments used for risk management are summarized below:

		For the six months ended June 30,
	Revenue Classification	2025	2024
IRLs	Gain (Loss) on sale of mortgage loans	$345	$157
Forwards	Hedging activity, net	(671)	131
Total		$(326)	$288

The following table reflects the amount and market value of mortgage banking derivatives included in the statements of financial condition:

	June 30, 2025		December 31, 2024
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
IRLs	$17,350	$708	$15,085	$363
Forwards	29,000	(315)	28,500	76
Total	$46,350	$393	$43,585	$439

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

12.
Segment Information

The Company has two reportable segments: traditional banking and mortgage banking. Revenues from traditional banking operations consist primarily of interest and fees earned on loans held for investment and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and mortgage loan origination fee income. Segment performance is primarily evaluated, by the chief operating decision maker (“CODM”), using operating revenue. The Company has identified the Chief Financial Officer as the CODM. Income taxes are allocated, and material indirect expenses are allocated by volume. Mortgage banking is an internal division of Fidelity Bank and not a separate legal entity. Information reported internally for performance assessment follows for the six months ended June 30, 2025 and June 30, 2024.

		Mortgage	Total
	Banking	Banking	Segments
June 30, 2025
Net Interest income	$24,745	$1,246	$25,991
Gain on sale of mortgage loans	—	7,293	7,293
Other revenue	1,776	254	2,030
Total operating revenue	$26,521	$8,793	$35,314
Salaries and employee benefits	$12,389	$7,106	$19,495
Mortgage servicing rights amortization	—	194	194
Hedging activity, net	—	671	671
Provision for credit losses and other expenses	10,005	2,973	12,978
Income tax expense (benefit)	842	(450)	392
Total expenses	$23,236	$10,494	$33,730
Segment profit (loss)	$3,285	$(1,701)	$1,584
Supplemental disclosures:
Segment assets	$1,214,587	$32,051	$1,246,638
Depreciation and amortization	$1,177	$301	$1,478

June 30, 2024
Net Interest income	$20,179	$1,639	$21,818
Gain on sale of mortgage loans	—	6,766	6,766
Other revenue	2,245	2,963	5,208
Total operating revenue	$22,424	$11,368	$33,792
Salaries and employee benefits	$11,664	$8,806	$20,470
Mortgage servicing rights amortization	—	304	304
Hedging activity, net	—	(131)	(131)
Provision for credit losses and other expenses	9,814	3,280	13,094
Income tax expense (benefit)	174	(161)	13
Total expenses	$21,652	$12,098	$33,750
Segment profit (loss)	$772	$(730)	$42
Supplemental disclosures:
Segment assets	$1,117,949	$53,580	$1,171,529
Depreciation and amortization	$1,174	$412	$1,586

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

13.
Subsequent Events

Management has evaluated subsequent events through the date that these consolidated financial statements were issued, August 14, 2025, and determined that no matters required disclosure.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by reference to a future period or periods, or by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions.

Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, inflation and unemployment, competitive products and pricing, real estate values, fiscal and monetary policies of the U.S. Government, tariffs, the effects of the recent turmoil in the banking industry, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, and the impact of a potential shutdown of the federal government.

The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date they are made. The Company advises readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Overview

FB Bancorp, Inc. conducts its operations primarily through Fidelity Bank. Fidelity Bank’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans, commercial loans, home equity loans and lines of credit, consumer loans and construction loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises. We offer a variety of deposit accounts including negotiable orders of withdrawal, which we refer to as “NOW” accounts throughout this document, savings accounts, money market accounts and certificate of deposit accounts. Fidelity Bank is subject to comprehensive regulation and examination by the Louisiana Office of Financial Institutions and the FDIC. FB Bancorp Inc. is subject to comprehensive regulation and examination by the Federal Reserve Board.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•

Continuing to seek to grow and diversify our loan portfolio prudently by increasing originations of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. We intend to continue to prudently increase our originations of commercial real estate and commercial loans in order to diversify our loan portfolio and increase yield. At June 30, 2025, commercial real estate loans amounted to $254.3 million, or 32.7% of total loans and commercial loans amounted to $104.0 million, or 13.4%, of total loans.

•

Continuing the NOLA Lending (“NOLA”) division’s focus on originating residential mortgage loans at its current pace primarily for sale into the secondary market. NOLA originates all of our one- to four-family residential mortgage loans with the intent to sell such loans into the secondary market. During the six months ended June 30, 2025, our NOLA division originated $179.6 million of one- to four-family residential mortgage loans held for sale for a gain on sale of approximately $7.3 million. During the six months ended June 30, 2024, our NOLA division originated $190.2 million of one- to four-family residential mortgage loans held for sale for a gain on sale of approximately $6.8 million. We intend to generally maintain NOLA’s current level of loan originations going forward, subject to customer demand and market interest rates.

•

Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At June 30, 2025, our non-performing loans totaled $13.0 million, or 1.7% of total loans.

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

Core deposits totaled $469.3 million, or 56.9% of total deposits, at June 30, 2025. We have expanded our deposit and lending activities into the Baton Rouge and Lafayette, Louisiana markets over the last several years, including the hiring of Market Area Presidents and lending teams and the establishment of a branch office in Lafayette, Louisiana, and we anticipate that these efforts will continue.

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

•

Remaining a community-oriented institution relying on high quality service to maintain and build a loyal local customer base. We have been operating continuously in southern Louisiana since 1908. Through the reputation we have developed from years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we hope to continue to build our banking business.

•

Continuing to grow through organic growth while also considering opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital we raised in the stock offering enables us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market areas or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices, funded with capital raised through the Company’s stock offering in the third quarter of 2024. We have no current plans or intentions regarding any such expansion activities outside the previously mentioned full service branch in Lafayette, Louisiana opening in August 2025.

We expect these strategies to guide our investment of the net proceeds of the stock offering. We intend to continue to pursue these business strategies after the conversion and stock offering, subject to changes necessitated by future market conditions, regulatory restrictions and other factors.

Increase in Non-interest Expense

Following the completion of the conversion and stock offering, our non-interest expense increased because of the increased costs associated with operating as a public company, including the expected hiring of additional accounting personnel, and the increased compensation expenses associated with the implementation of our employee stock ownership plan and the possible implementation of a stock-based benefit plan, if approved by our stockholders.

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

The following tables set forth selected historical financial and other data of Fidelity Bank for the periods and at the dates indicated. The information at June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, is not audited but, in the opinion of management, includes all adjustments necessary for a fair presentation. These adjustments are standard and recurring. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected or realized for the entire year. The information at December 31, 2024 is derived in part from, and should be read together with, the audited financial statements and related notes beginning at page F-1 of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2025.

	June 30, 2025	December 31, 2024
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,246,638	$1,220,933
Total cash and cash equivalents	86,087	98,845
Securities available for sale, at fair value	260,173	244,119
Loans held for sale, at fair value	24,693	26,026
Loans held for investment, net	770,533	750,653
Total deposits	824,808	800,742
Federal Home Loan Bank advances	66,500	73,500
Total equity	332,086	326,255

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$17,539	$15,886	$34,457	$31,132
Total interest expense	4,349	4,948	8,466	9,314
Net interest income	13,190	10,938	25,991	21,818
Provision (benefit) for credit losses	453	275	838	520
Net interest income after provision (benefit) for credit losses	12,737	10,663	25,153	21,298
Total non-interest income	4,921	7,261	9,323	11,974
Total non-interest expense	16,560	16,832	32,500	33,217
Net income (loss) before income taxes	1,098	1,092	1,976	55
Income tax expense (benefit)	219	243	392	13
Net income (loss)	$879	$849	$1,584	$42

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Performance Ratios:
Net income (loss) (in thousands)	$879	$849	$1,584	$42
Return on average assets (1)	0.07%	0.08%	0.13%	0.01%
Return on average equity (2)	0.27%	0.55%	0.48%	0.03%
Earnings (losses) per share - basic and diluted	$0.05	-	$0.09	-
Net interest margin (3)	4.65%	4.31%	4.63%	4.33%
Non-interest income to average assets	0.40%	0.64%	0.75%	1.07%
Efficiency ratio (4)	91.44%	92.49%	92.03%	98.30%
Average interest-earning assets to average interest-bearing liabilities	151.61%	124.87%	151.29%	125.58%
Capital Ratios:
Total risk-based capital	30.12%	20.75%	30.12%	20.75%
Tier 1 risk-based capital	29.40%	20.05%	29.40%	20.05%
Common equity Tier 1 risk-based capital	29.40%	20.05%	29.40%	20.05%
Tier 1 leverage capital	20.26%	14.52%	20.26%	14.52%
Average equity to average assets	26.65%	13.56%	26.67%	13.78%
Common book value per share	$16.74	-	$16.74	-
Common book value per share (net of unearned ESOP shares)	$18.12	-	$18.12	-
Asset Quality Ratios:
Allowance for credit losses to total loans (5)	0.80%	0.80%	0.80%	0.80%
Allowance for credit losses to non-performing loans	47.21%	58.99%	47.21%	58.99%
Net charge-offs to average outstanding loans	0.06%	0.08%	0.13%	0.14%
Non-performing loans to total loans	1.68%	1.35%	1.68%	1.35%
Non-performing loans to total assets	1.05%	0.84%	1.05%	0.84%
Total non-performing assets to total assets (6)	1.18%	1.07%	1.18%	1.07%
Other:
Number of offices	18	18	18	18
Number of full-time equivalent employees	324	368	324	368

(1)	Represents net income (loss) divided by average total assets.
(2)	Represents net income (loss) divided by average equity.
(3)	Represents net interest income divided by average interest-earning assets. Includes loans held for sale.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Total loans includes only loans held for investment.
(6)	Non-performing assets includes other real estate owned.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total assets were $1.25 billion at June 30, 2025, an increase of $25.7 million, or 2.1%, from $1.22 billion at December 31, 2024. The increase was primarily due to a $19.9 million increase in net loans held for investment and a $16.1 million increase in available-for-sale investments, partially offset by a decrease in cash equivalents of $12.8 million. The increase in net loans held for investment and available-for-sale investments were funded by an increase in total deposits of $24.6 million.

Cash and Cash Equivalents. Cash levels decreased by $12.8 million, or 12.9%, to $86.1 million at June 30, 2025 from $98.8 million at December 31, 2024.

Available-for-Sale Investment Securities. Investment securities increased $16.1 million, or 6.6%, to $260.2 million at June 30, 2025, from $244.1 million at December 31, 2024. Aggregate securities purchased totaled $34.8 million and aggregate securities maturing, called, or sold totaled $24.5 million during the six months ended June 30, 2025. Adding to the net increase was an increase in fair market value adjustments of $4.9 million.

Loans Held for Investment, Net. Loans held for investment, net, increased by $19.9 million, or 2.7%, to $770.5 million at June 30, 2025 from $750.7 million at December 31, 2024. During the six months ended June 30, 2025, loan originations (excluding loans held for sale) totaled $71.0 million. The increase in net loans held for investment came primarily from the following: residential construction loans increased $6.0 million, or 17.5%, commercial real estate loans increased $13.3 million, or 5.5%, and other commercial loans, which consists of business lines of credit, equipment loans and various non-real estate commercial loans increased $9.0 million, or 9.5%. The net increase was partially offset by the following: residential mortgage loans (excluding residential construction loans) decreased $9.6 million, or 3.8%, and other consumer loans decreased $3.0 million, or 11.4%.

Increases in loan balances reflect our strategy to grow the commercial and commercial real estate loan portfolios while continuing to focus on owner-occupied one- to four-family residential mortgage loans. We have expanded our lending activities into the Baton Rouge and Lafayette, Louisiana markets, including adding lending teams in these markets.

Deposits. Deposits increased by $24.1 million, or 3.0%, to $824.8 million at June 30, 2025 from $800.7 million at December 31, 2024, due primarily to a $20.5 million increase in interest-bearing deposits. Core deposits (defined as all deposits other than certificates of deposit) decreased $15.5 million, or 3.2%, to $469.3 million at June 30, 2025 from $484.9 million at December 31, 2024. Certificates of deposit, excluding wholesale and brokered, increased $47.2 million, or 22.5%, to $257.1 million at June 30, 2025 from $209.9 million at December 31, 2024. This certificate of deposit growth came from both existing and new business within the communities we serve. Wholesale and brokered certificates of deposit decreased $7.6 million, or 7.2%, to $98.4 million at June 30, 2025 from $106.0 million at December 31, 2024. Such deposits generally tend to be at higher yields than other types of deposits and generally do not represent direct customer relationships, but were utilized, in part, to supplement funding of loan growth over time.

Other Borrowings. Borrowings decreased $7.0 million, or 9.5%, from $73.5 million at December 31, 2024 to $66.5 million at June 30, 2025. Borrowings have been paid down significantly over the last three quarters due to proceeds from the stock conversion and growth in total deposits.

Total Equity. Total equity increased $5.8 million, or 1.8%, to $332.1 million at June 30, 2025 from $326.3 million at December 31, 2024. The increase resulted primarily from a $3.9 million decrease in accumulated other comprehensive loss. Accumulated other comprehensive loss is solely related to unrealized gains and losses on securities available for sale. Also contributing to the total equity increase was $1.6 million in retained earnings.

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

	For the six months ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$86,964	$1,804	4.18%	$38,531	$941	4.91%
Securities	254,274	4,688	3.72%	248,724	4,648	3.76%
Loans held for investment	768,339	27,169	7.13%	698,867	24,668	7.10%
Loans held for sale	22,909	796	7.00%	28,257	875	6.23%
Total earning assets	1,132,486	34,457	6.14%	1,014,379	31,132	6.17%
Non-interest-earning assets:
Cash and cash equivalents	6,957			6,902
Fixed Assets	56,411			51,411
Allowance for credit losses	(6,213)			(6,151)
Other	45,722			54,977
Total non-interest-earning assets	102,877			107,139
Total Assets	$1,235,363			$1,121,518
Interest-bearing liabilities:
Interest-bearing demand deposits	$107,908	$100	0.19%	$117,248	$107	0.18%
Interest-bearing savings and money market deposits	237,038	1,305	1.11%	230,785	816	0.71%
Certificates of deposit	338,546	5,721	3.41%	277,721	4,356	3.15%
Total interest-bearing deposits	683,492	7,126	2.10%	625,754	5,279	1.70%
Interest-bearing borrowings	65,045	1,340	4.16%	182,033	4,035	4.46%
Total interest-bearing liabilities	748,537	8,466	2.28%	807,787	9,314	2.32%
Non-interest:
Demand deposits	144,865			145,865
Other liabilities	12,471			13,298
Total non-interest liabilities	157,336			159,163
Total Equity	329,490			154,568
Total liabilities and equity	$1,235,363			$1,121,518
Net interest income		$25,991			$21,818
Net interest-earning assets (1)	$383,949			$206,592
Net interest rate spread (2)			3.86%			3.85%
Net yield on interest-earning assets (3)			4.63%			4.33%
Average of interest-earning assets to interest-bearing liabilities	151.29%			125.58%
Average equity to assets	26.67%			13.78%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

	For the three months ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$78,056	$807	4.15%	$30,873	$336	4.36%
Securities	259,257	2,391	3.70%	249,719	2,348	3.77%
Loans held for investment	775,647	13,946	7.21%	708,431	12,706	7.19%
Loans held for sale	24,337	395	6.51%	29,985	496	6.64%
Total earning assets	1,137,297	17,539	6.19%	1,019,008	15,886	6.25%
Non-interest-earning assets:
Cash and cash equivalents	7,602			7,251
Fixed Assets	57,391			52,111
Allowance for credit losses	(6,171)			(6,152)
Other	44,834			56,248
Total non-interest-earning assets	103,656			109,458
Total Assets	$1,240,953			$1,128,466
Interest-bearing liabilities:
Interest-bearing demand deposits	$108,369	$57	0.21%	$116,644	$63	0.22%
Interest-bearing savings and money market deposits	230,455	616	1.07%	228,145	446	0.78%
Certificates of deposit	352,656	3,060	3.48%	282,434	2,276	3.23%
Total interest-bearing deposits	691,480	3,733	2.17%	627,223	2,785	1.78%
Interest-bearing borrowings	58,676	616	4.21%	188,810	2,163	4.59%
Total interest-bearing liabilities	750,156	4,349	2.33%	816,033	4,948	2.43%
Non-interest:
Demand deposits	145,277			144,591
Other liabilities	14,834			14,822
Total non-interest liabilities	160,111			159,413
Total Equity	330,686			153,020
Total liabilities and equity	$1,240,953			$1,128,466
Net interest income		$13,190			$10,938
Net interest-earning assets (1)	$387,141			$202,975
Net interest rate spread (2)			3.86%			3.82%
Net yield on interest-earning assets (3)			4.65%			4.31%
Average of interest-earning assets to interest-bearing liabilities	151.61%			124.87%
Average equity to assets	26.65%			13.56%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the tables below.

	Six months ended June 30, 2025 vs. six months ended June 30, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$1,184	$(321)	$863
Securities	103	(63)	40
Loans	2,452	50	2,502
Loans held for sale	(166)	86	(80)
Total interest-earning assets	3,573	(248)	3,325
Interest-bearing liabilities:
Interest-bearing demand deposits	(8)	1	(7)
Interest-bearing savings and money market deposits	21	467	488
Certificates of deposit	954	411	1,365
Total interest-bearing deposits	967	879	1,846
Interest-bearing borrowings	(2,593)	(101)	(2,694)
Total interest-bearing liabilities	(1,626)	778	(848)
Net interest income	$5,199	$(1,026)	$4,173

	Three months ended June 30, 2025 vs. three months ended June 30, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$513	$(42)	$471
Securities	90	(47)	43
Loans	1,205	35	1,240
Loans held for sale	(93)	(8)	(101)
Total interest-earning assets	1,715	(62)	1,653
Interest-bearing liabilities:
Interest-bearing demand deposits	(4)	(2)	(6)
Interest-bearing savings and money market deposits	5	165	170
Certificates of deposit	566	218	784
Total interest-bearing deposits	567	381	948
Interest-bearing borrowings	(1,491)	(56)	(1,547)
Total interest-bearing liabilities	(924)	325	(599)
Net interest income	$2,639	$(387)	$2,252

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

General. Net income of $879,000 was recorded for the three months ended June 30, 2025, compared to a net income of $849,000 for the three months ended June 30, 2024, an increase of 3.5%. The increase in net income was primarily due to an increase of $2.3 million, or 20.6%, in net interest income, an increase of $494,000, or 14.3%, in gain on sale of mortgage loans and a decrease of $449 thousand, or 4.3%, in salaries and employee benefits. These three items total $3.2 million in period-over-period improvement partially offset by the reduction of $2.3 million in gains from the sale of mortgage servicing rights that occurred only in the three months ended June 30, 2024.

Interest and Divident Income. Interest income increased $1.7 million, or 10.4%, to $17.5 million for the three months ended June 30, 2025, compared to $15.9 million for the three months ended June 30, 2024. This increase was primarily attributable to a $1.1 million, or 8.6%, increase in interest and fees on loans, both held for investment and held for sale.

The average balance of loans held for investment during the three months ended June 30, 2025 increased by $67.2 million, or 9.5%, while the average yield on these loans increased to 7.21% for the three months ended June 30, 2025 from 7.19% for the three months ended June 30, 2024. The increase in average yield on loans was due to the increasing interest rate environment as well as growth in our loan portfolio, particularly the commercial and residential construction portfolios.

The average balance of loans held for sale during the three months ended June 30, 2025 decreased by $5.6 million, or 18.8%, while the average yield on these loans decreased to 6.51% for the three months ended June 30, 2025 from 6.64% for the three months ended June 30, 2024.

The average balance of investment securities increased by $9.5 million, or 3.8%, to $259.3 million for the three months ended June 30, 2025 from $249.7 million for the three months ended June 30, 2024, while the average yield on investment securities decreased to 3.70% for the three months ended June 30, 2025 from 3.77% for the three months ended June 30, 2024.

Interest Expense. Total interest expense decreased $599,000, or 12.1%, to $4.3 million for the three months ended June 30, 2025, from $4.9 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease in interest expense on other borrowed funds of $1.5 million, partially offset by an increase of $948 thousand in interest on deposits for the three months ended June 30, 2025. The decrease in interest on other borrowed funds was primarily due to a decrease in interest-bearing borrowing average balances of $130.1 million, or 68.9%, for the three months ended June 30, 2025 compared to the same period ended June 30, 2024. The Company retired over $100 million in borrowings in the fourth quarter of 2024 and into the first quarter of 2025 primarily using the proceeds of the Company’s stock conversion. Interest on deposits increased due to an increase in average balances and rate for the three months ended June 30, 2025 compared to the same period in 2024.

Net Interest Income. Net interest income increased $2.3 million, or 20.6%, to $13.2 million for the three months ended June 30, 2025, compared to $10.9 million for the three months ended June 30, 2024. The increase is a result of average interest-earning asset growth of $118.3 million, or 11.6%, partially offset by a decrease in yield to 6.19% for the three months ending June 30, 2025 compared to 6.25% in the same period in 2024. Also contributing to the increase in net interest income was the decrease in interest expense of $599,000, or 12.1%, to $4.3 million for the three months ended June 30, 2025, from $4.9 million for the three months ended June 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $453,000 provision for credit losses for the three months ended June 30, 2025 compared to a $275,000 provision for the same period ended June 30, 2024. The increase in the provision for credit losses was due primarily to growth in loans held for investment.

Total non-performing loans were $13.0 million at June 30, 2025, compared to $9.8 million at June 30, 2024 with 72.5% of this increase coming from one- to four-family residential loans. One- to four-family residential loans historically have lower loss rates compared to other Company loan types. Classified loans totaled $19.5 million at June 30, 2025, compared to $13.0 million at June 30, 2024, and total loans past due greater than 30 days were $19.0 million and $14.1 million at those respective dates. Special mention loans were $0.9 million at June 30, 2025 compared to $5.3 million at June 30, 2024. As a percentage of non-performing loans, the allowance for credit losses was 47.2% at June 30, 2025 compared to 59.0% at June 30, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at June 30, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $4.9 million for the three months ended June 30, 2025, a decrease of $2.3 million, or 32.2%, from $7.3 million for the three months ended June 30, 2024. The decrease was primarily due to a decrease of $2.3 million in gains from the sale of mortgage servicing rights that occurred only in the three months ended June 30, 2024.

Non-interest Expense. Non-interest expense decreased $272,000, or 1.6%, to $16.6 million for the three months ended June 30, 2025, compared to $16.8 million for the three months ended June 30, 2024. The decrease was primarily due to a $449,000, or 4.3%, decrease in salaries and employee benefits and a $346,000, or 50.1%, decrease in advertising and marketing. The decrease in salaries and employee benefits was primarily caused by reductions in staffing levels within the mortgage banking segment to continue improvement in the segment’s profitability. The number of full-time equivalent employees was 324 at June 30, 2025 compared to 368 at June 30, 2024. Partially offsetting the decreases in non-interest expenses is an increase of $279,000 in hedging activity net. Hedging activity is a direct result of interest rate movements in the secondary market of mortgage loans held for sale.

Provision for Income Taxes. The provision for income taxes was $219,000 for the three months ended June 30, 2025, compared to a provision of $243,000 for the three months ended June 30, 2024. The changes are a direct reflection of net income before income taxes for each period and not a material change in the Bank's effective tax rates.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

General. Net income of $1.6 million was recorded for the six months ended June 30, 2025, compared to a net income of $42,000 for the six months ended June 30, 2024. The increase in net income was primarily due to an increase of $4.2 million, or 19.1%, in net interest income and a decrease of $717,000, or 2.2%, in non-interest expenses, partially offset by the reduction of $2.3 million in gains from the sale of mortgage servicing rights that occurred only in the six months ended June 30, 2024.

Interest Income. Interest income increased $3.3 million, or 10.7%, to $34.5 million for the six months ended June 30, 2025, compared to $31.1 million for the six months ended June 30, 2024. This increase was primarily attributable to a $2.4 million, or 9.5%, increase in interest and fees on loans, both held for investment and held for sale.

The average balance of loans held for investment during the six months ended June 30, 2025 increased by $69.5 million, or 9.9%, while the average yield on these loans increased to 7.13% for the six months ended June 30, 2025 from 7.10% for the six months ended June 30, 2024. The increase in average yield on loans was due to the increasing interest rate environment as well as growth in our loan portfolio, particularly the commercial and residential construction portfolios.

The average balance of loans held for sale during the six months ended June 30, 2025 decreased by $5.3 million, or 18.9%, while the average yield on these loans increased to 7.00% for the six months ended June 30, 2025 from 6.23% for the six months ended June 31, 2024.

The average balance of investment securities increased by $5.6 million, or 2.2%, to $254.3 million for the six months ended June 30, 2025 from $248.7 million for the six months ended June 30, 2024, while the average yield on investment securities decreased to 3.72% for the six months ended June 30, 2025 from 3.76% for the six months ended June 31, 2024.

Interest Expense. Total interest expense decreased $848,000, or 9.1%, to $8.5 million for the six months ended June 30, 2025, from $9.3 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in interest expense on other borrowed funds of $2.7 million, partially offset by an increase of $1.8 million in interest expense on deposits for the six months ended June 30, 2025. The decrease in interest on other borrowed funds was primarily due to a decrease in interest-bearing borrowing average balances of $117.0 million, or 64.3%, for the six months ended June 30, 2025 compared to the same period ended June 30, 2024. The Company retired over $100 million in borrowings in the fourth quarter of 2024 and into the first quarter of 2025 primarily using the proceeds of the Company’s stock conversion. Interest on deposits increased due to an increase in average balances and rate for the six months ended June 30, 2025 compared to the same period in 2024.

Net Interest Income. Net interest income increased $4.2 million, or 19.1%, to $26.0 million for the six months ended June 30, 2025, compared to $21.8 million for the six months ended June 30, 2024. The increase is a result of interest-earning asset growth of $118.1 million, or 11.6%, partially offset by a decrease in yield to 6.14% for the six months ending June 30, 2025 compared to 6.17% in the same period in 2024. Also contributing to the increase in net interest income was the decrease in interest expense of $848,000, or 9.1%, to $8.5 million for the six months ended June 30, 2025, from $9.3 million for the six months ended June 30, 2024.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $838,000 provision for credit losses for the six months ended June 30, 2025 compared to a $520,000 provision for the same period ended June 30, 2024. The increase in the provision for credit losses was due primarily to growth in loans held for investment.

Total non-performing loans were $13.0 million at June 30, 2025, compared to $9.8 million at June 30, 2024 with 72.5% of this increase coming from one- to four-family residential loans. One- to four-family residential loans historically have lower loss rates compared to other Company loan types. Classified loans totaled $19.5 million at June 30, 2025, compared to $13.0 million at June 30, 2024, and total loans past due greater than 30 days were $19.0 million and $14.1 million at those respective dates. Special mention loans were $0.9 million at June 30, 2025 compared to $5.3 million at June 30, 2024. As a percentage of non-performing loans, the allowance for credit losses was 47.2% at June 30, 2025 compared to 59.0% at June 30, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at June 30, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $9.3 million for the six months ended June 30, 2025, a decrease of $2.7 million, or 22.1%, from $12.0 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease of $2.3 million in gains from the sale of mortgage servicing rights that occurred only in the six months ended June 30, 2024.

Non-interest Expense. Non-interest expense decreased $717,000, or 2.2%, to $32.5 million for the six months ended June 30, 2025, compared to $33.2 million for the six months ended June 30, 2024. The decrease was primarily due to a $975,000, or 4.8%, decrease in salaries and employee benefits. This was primarily caused by reductions in staffing levels within the mortgage banking segment to improve the segment’s profitability. The number of full-time equivalent employees was 324 at June 30, 2025 compared to 368 at June 30, 2024. Also contributing to non-interest expense reduction was a decrease of $673,000, or 54.8%, in advertising and marketing expense for the six months ended June 30, 2025 compared to the same period ended June 30, 2024. Hedging activity, net, increased $802,000, from a net benefit of $131,000 for the six months ended June 30, 2024 to a net expense of $671,000 for the six months ended June 30, 2025. Hedging activity is a direct result of interest rate movements in the secondary market of mortgage loans held for sale.

Provision for Income Taxes. The provision for income taxes was $392,000 for the six months ended June 30, 2025, compared to a provision of $13,000 for the six months ended June 30, 2024. The changes are a direct reflection of net income before income taxes for each period and not a material change in the Bank's effective tax rates.

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

The following table sets forth, at June 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

June 30, 2025
				EVE as a Percentage of Present Value Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
(Dollars in thousands)
400	$293,028	$(76,567)	(20.72)%	23.17%	(605)
300	313,770	(55,825)	(15.10)%	24.81%	(441)
200	334,214	(35,381)	(9.57)%	26.43%	(279)
100	352,669	(16,926)	(4.58)%	27.89%	(133)
-	369,595	—	—%	29.22%	—
(100)	388,297	18,702	5.06%	30.70%	148
(200)	399,386	29,791	8.06%	31.58%	236

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2025, we would have experienced a 9.57% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.06% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated percentages of change in EVE in the table above are within the Board of Directors’ guidelines.

Change in Net Interest Income. The following table sets forth, at June 30, 2025, the calculation of the estimated changes in our net interest income, referred to as “NII” throughout this document, that would result from the designated immediate changes in the United States Treasury yield curve.

June 30, 2025
Change in Interest Rates (basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$50,848	0.60%
+300	51,909	2.70%
+200	52,061	3.00%
+100	51,505	1.90%
Level	50,544	—%
(100)	48,674	(3.70)%
(200)	46,096	(8.80)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2025, we would have experienced a 3.00% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.80% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated decreases in the percentage of change in the net interest income in the table above are within the Board of Directors’ guidelines.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities and sales of mortgage loans. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and the Federal Reserve Board’s Bank Discount Window. At June 30, 2025, we had $66.5 million of outstanding borrowings from the Federal Home Loan Bank of Dallas. At June 30, 2025, we had the capacity to borrow an additional $371 million from the Federal Home Loan Bank of Dallas and an additional $142 million from the Federal Reserve Board discount window.

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

At June 30, 2025, Fidelity Bank’s Tier 1 leverage capital was $255.6 million, or 20.3% of adjusted assets. Accordingly, it was categorized as well-capitalized at June 30, 2025. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 8 of the financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements. At June 30, 2025, we had $233.7 million of outstanding commitments to originate loans, which included $194.9 million in revolving lines of credit, $21.8 million in residential construction loans and $17.0 million in commercial construction loans and lines of credit. At June 30, 2025, none of our revolving lines of credit related to commercial real estate loans. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2025 totaled $225.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial

Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31,2024 filed with the SEC on March 27, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

FB BANCORP, INC.

Date: August 14, 2025	/s/ Christopher Ferris
Christopher Ferris
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: August 14, 2025	/s/ Todd Wanner
Todd Wanner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)