Form 10-Q
period 2025-09-30
FB Bancorp, Inc. /MD/
filed 2025-11-12
CIK 2013639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

19,837,500 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 11, 2025.

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

Item 1. Financial Statements (unaudited)

FB Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$7,357	$6,841
Interest-bearing deposits at other financial institutions	58,374	92,004
Total cash and cash equivalents	65,731	98,845

Securities available for sale, at fair value (amortized cost of $307,806 and $264,639, respectively)	298,326	244,119
Derivative assets	347	439
Loans held for sale, at fair value	41,435	26,026
Loans held for investment	760,022	756,897
Less: allowance for credit losses	(6,245)	(6,244)
Loans held for investment, net	753,777	750,653
Federal Home Loan Bank stock, at cost	3,605	4,354
Bank owned life insurance	15,250	14,986
Accrued interest receivable	5,392	5,729
Premises and equipment, net	57,759	54,145
Other real estate owned	2,207	610
Mortgage servicing rights	934	1,078
Prepaid expenses	2,895	2,151
Other assets	16,483	17,798

Total assets	$1,264,141	$1,220,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$131,499	$132,258
Interest bearing	708,400	668,484
Total deposits	839,899	800,742

Advances by borrowers for taxes and insurance	8,179	6,537
Other borrowings	63,440	73,500
Accrued interest payable	354	380
Other liabilities	14,083	13,519
Total liabilities	925,955	894,678

Stockholders' Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 120,000,000 shares authorized; 19,837,500 issued and outstanding at September 30, 2025 and December 31, 2024	198	198
Additional paid-in capital	193,578	193,571
Unearned ESOP shares - 1,475,910 and 1,523,520 shares as of September 30, 2025 and December 31, 2024, respectively	(16,677)	(17,215)
Retained earnings	168,576	165,912
Accumulated other comprehensive income (loss)	(7,489)	(16,211)
Total stockholders' equity	338,186	326,255

Total liabilities and stockholders' equity	$1,264,141	$1,220,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Interest and dividend income
Interest and fees on loans	$14,691	$13,910	$42,656	$39,453
Interest and dividends on investment securities	2,748	2,265	7,436	6,912
Interest on deposits in other banks	815	734	2,619	1,676
Total interest and dividend income	18,254	16,909	52,711	48,041

Interest expense
Deposits	3,980	3,031	11,106	8,311
Borrowed funds	688	2,455	2,028	6,489
Total interest expense	4,668	5,486	13,134	14,800

Net interest income	13,586	11,423	39,577	33,241
Provision (benefit) for credit losses	413	300	1,251	820
Net interest income after provision (benefit) for credit losses	13,173	11,123	38,326	32,421

Non-interest income
Service charges and fee income from deposit accounts	668	700	1,935	2,221
Gain on sales of mortgage loans	4,008	3,939	11,301	10,706
Gain (loss) on sales, disposal, or impairment of assets	(23)	117	(111)	117
Gain (loss) on sales of available for sale securities	51	(24)	214	285
Gain on sales of mortgage servicing rights	—	334	—	2,584
Other non-interest income	445	306	1,133	1,434
Total non-interest income	5,149	5,372	14,472	17,347

Non-interest expenses
Salaries and employee benefits	10,177	10,745	29,672	31,215
Occupancy and equipment	2,211	2,027	6,315	6,105
Directors’ fees	173	162	537	466
Data processing	1,350	1,215	3,990	3,915
Advertising and marketing	291	404	846	1,632
Mortgage servicing rights amortization	96	94	290	397
Hedging activity, net	277	712	948	581
Goodwill impairment	—	—	—	—
Other general and administrative	2,411	2,278	6,888	6,544
Total non-interest expenses	16,986	17,637	49,486	50,855

Income (loss) before income taxes	1,336	(1,142)	3,312	(1,087)
Income tax expense (benefit)	256	(247)	648	(234)

Net income (loss)	$1,080	$(895)	$2,664	$(853)

Earnings (losses) per share - basic and diluted	$0.06	—	$0.15	—
Weighted average shares outstanding	18,345,720	—	18,329,966	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$1,080	$(895)	$2,664	$(853)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	6,166	8,400	11,254	7,352
Reclassification adjustment for (gains) losses realized on securities available for sale	(51)	24	(214)	(285)
Net unrealized gains (losses)	6,115	8,424	11,040	7,067
Tax effect	(1,284)	(1,769)	(2,318)	(1,484)
Total other comprehensive income (loss)	4,831	6,655	8,722	5,583

Total comprehensive income (loss)	$5,911	$5,760	$11,386	$4,730

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except share data)

					Accumulated	Unallocated
	Common		Additional		Other	Common	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Stock Held By	Stockholders'
	Issued	Stock	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2023	-	$-	$—	$172,126	$(15,389)	$—	$156,737

Comprehensive income (loss):
Net income (loss)			-	(807)	-	-	(807)
Other comprehensive income (loss), net of tax			-	-	(2,566)	-	(2,566)
Total comprehensive income (loss)							(3,373)

Balance at March 31, 2024	-	$-	$-	$171,319	$(17,955)	$-	$153,364
Comprehensive income (loss):
Net income (loss)			-	849	-	-	849
Other comprehensive income (loss), net of tax			-	-	1,494	-	1,494
Total comprehensive income (loss)							2,343

Balance at June 30, 2024	-	$-	$-	$172,168	$(16,461)	$-	$155,707
Comprehensive income (loss):
Net income (loss)			-	(895)	-	-	(895)
Other comprehensive income (loss), net of tax			-	-	6,655	-	6,655
Total comprehensive income (loss)							5,760

Balance at September 30, 2024	-	$-	$-	$171,273	$(9,806)	$-	$161,467

Balance at December 31, 2024	19,837,500	$198	$193,571	$165,912	$(16,211)	$(17,215)	$326,255

Comprehensive income (loss):
Net income (loss)			-	705	-	-	705
Other comprehensive income (loss), net of tax			-	-	4,267	-	4,267
Total comprehensive income (loss)							4,972

ESOP shares committed to be released (15,870 shares)			3			179	182

Balance at March 31, 2025	19,837,500	$198	$193,574	$166,617	$(11,944)	$(17,036)	$331,409
Comprehensive income (loss):
Net income (loss)			-	879	-	-	879
Other comprehensive income (loss), net of tax			-	-	(376)	-	(376)
Total comprehensive income (loss)							503

ESOP shares committed to be released (15,870 shares)			(5)			179	174

Balance at June 30, 2025	19,837,500	$198	$193,569	$167,496	$(12,320)	$(16,857)	$332,086
Comprehensive income (loss):
Net income (loss)			-	1,080	-	-	1,080
Other comprehensive income (loss), net of tax			-	-	4,831	-	4,831
Total comprehensive income (loss)							5,911

ESOP shares committed to be released (15,870 shares)			9			180	189

Balance at September 30, 2025	19,837,500	$198	$193,578	$168,576	$(7,489)	$(16,677)	$338,186

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,664	$(853)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,961	1,899
Amortization of mortgage servicing rights	290	397
Net (accretion) amortization on securities	(1,318)	(584)
Provision (benefit) for credit losses	1,251	820
ESOP expense	545	—
Increase in cash surrender value of life insurance	(264)	(257)
Net gain on sales of mortgage servicing rights	—	(2,584)
(Gain) loss on sales and disposal of assets	111	(117)
Federal Home Loan Bank stock dividends	(154)	(182)
Net gain on sales of available for sale securities	(214)	(285)
Deferred income taxes (benefit)	430	(101)
Net (increase) decrease in derivative instruments	92	(144)
Changes in other operating assets and liabilities	(1,447)	1,118
Loans held for sale:
Originations	(289,515)	(286,563)
Proceeds from sale	286,359	283,877
Gain on sale of loans, net	(11,301)	(10,706)
Net change in fair value	(952)	(583)

Net cash provided by (used in) operating activities	(11,462)	(14,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(74,228)	(16,963)
Proceeds from maturities, prepayments, and sales of securities available for sale	32,593	30,766
Proceeds from sale of mortgage servicing rights	—	4,194
Purchase of FHLB stock	(288)	—
Redemption of FHLB stock	1,191	—
(Increase) decrease in loans held for investment, net	(6,107)	(67,838)
Purchases of premises and equipment	(6,242)	(3,476)
Proceeds from sale of Company owned assets or other real estate owned	690	598

Net cash provided by (used in) investing activities	(52,391)	(52,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	39,157	(17,324)
Proceeds from other borrowings	63,500	136,000
Payments on other borrowings	(73,560)	(94,200)
Net change in advances by borrowers for taxes and insurance	1,642	(4,545)
Tentative proceeds from stock conversion held in escrow	—	254,072

Net cash provided by (used in) financing activities	30,739	274,003

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,114)	206,436
Cash and cash equivalents at beginning of period	98,845	87,108
Cash and cash equivalents at end of period	$65,731	$293,544

Supplemental Disclosures For Cash Flow Information:
Cash paid for interest on deposits and borrowings	$13,160	$10,623
Cash paid for income taxes	$—	$1,244
Loans transferred to other real estate owned	$1,732	$2,028

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

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months and nine months ended September 30, 2025. The Company became the bank holding company of the Bank on October 22, 2024; therefore, there were no outstanding shares for the same periods ended September 30, 2024.

Denominator:	Three months ended	Nine months ended
	September 30, 2025	September 30, 2025
Weighted-average common shares outstanding	19,837,500	19,837,500
Less: Average unearned ESOP shares	(1,491,780)	(1,507,534)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	18,345,720	18,329,966

The Company had no dilutive or potentially dilutive securities during the periods presented.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

3.
Investment Securities

The tables below show the amortized cost and fair value, by type, of the Company’s available for sale debt securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$137,846	$338	$6,483	$131,701
Mortgage-backed securities	147,812	1,521	4,582	144,751
Corporate bonds	22,148	25	299	21,874
Small Business Administration	—	—	—	—
Total available for sale	$307,806	$1,884	$11,364	$298,326

	December 31, 2024
Available for sale:
U.S. government sponsored agencies	$147,674	$68	$10,909	$136,833
Mortgage-backed securities	85,708	19	8,444	77,283
Corporate bonds	31,237	—	1,254	29,983
Small Business Administration	20	—	—	20
Total available for sale	$264,639	$87	$20,607	$244,119

As of September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for impairment when there has been a decline in fair value below the amortized cost basis at least quarterly. Accordingly, management is able to effectively measure and monitor the unrealized loss position on these securities and because the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company determined no allowance for credit loss was required as of September 30, 2025 or December 31, 2024.

Accrued interest receivable on investment securities totaled $1.4 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of securities with gross unrealized losses at September 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2025
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$—	$—	$118,421	$6,483	$6,483
Mortgage-backed securities	4,000	15	59,672	4,567	4,582
Corporate bonds	—	—	15,654	299	299
Total available for sale	$4,000	$15	$193,747	$11,349	$11,364

	December 31, 2024
Available for sale:
U.S. government sponsored agencies	$12,337	$246	$118,800	$10,663	$10,909
Mortgage-backed securities and Small Business Administration	17,590	698	56,203	7,746	8,444
Corporate bonds	7,955	133	22,028	1,121	1,254
Total available for sale	$37,882	$1,077	$197,031	$19,530	$20,607

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at September 30, 2025 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Within one year or less	$10,051	$9,976
One through five years	76,636	74,421
After five through ten years	65,975	64,261
Over ten years	155,144	149,668
Total	$307,806	$298,326

At September 30, 2025 and December 31, 2024, approximately $6.5 million and $144.2 million of investments were pledged to secure various deposits or borrowings, respectively. In April of 2025, the Federal Reserve released approximately $142.8 million of pledged securities that were held as part of the expired special Bank Term Funding Program.

Additional information related to fair value of investment securities is provided in Note 10.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

4.
Loans Held for Investment

The components of loans were as follows at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Residential mortgage loans (1-4 family):
Fixed	$95,600	$98,694
Variable	142,346	155,948
Construction	40,134	34,139
Total residential mortgage loans	278,080	288,781
Commercial loans:
Real estate	258,175	241,063
Other	89,351	94,981
Total commercial loans	347,526	336,044
Consumer loans:
Home equity	111,447	106,550
Other consumer	24,009	26,690
Total consumer loans	135,456	133,240
Total loans held for investment	761,062	758,065
Less:
Undisbursed portion of mortgage loans	(149)	(161)
Net deferred loan costs (fees)	(891)	(1,007)
Allowance for credit losses	(6,245)	(6,244)
Total loans held for investment, net	$753,777	$750,653

Accrued interest receivable on loans held for investment totaled $3.8 million and $4.1 million as of September 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the Company’s consolidated statements of financial condition.

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Company's recorded investment in loans by credit quality indicators by year of origin as of September 30, 2025 and gross charge-offs for the nine months ended September 30, 2025.

	Term Loans
1-4 Family Residential	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
Pass	$5,651	$16,063	$58,266	$58,331	$26,537	$60,478	$—	$225,326
Special Mention	—	—	—	253	—	67	—	320
Substandard	—	1,254	4,028	3,137	1,263	2,618	—	12,300
Doubtful	—	—	—	—	—	—	—	—
Total	$5,651	$17,317	$62,294	$61,721	$27,800	$63,163	$—	$237,946

Residential Construction	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$16,587	$21,524	$1,234	$—	$—	$—	$—	$39,345
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	789	—	—	—	—	789
Doubtful	—	—	—	—	—	—	—	—
Total	$16,587	$21,524	$2,023	$—	$—	$—	$—	$40,134

Commercial Real Estate	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$18,958	$57,703	$42,936	$34,615	$10,819	$75,015	$17,620	$257,666
Special Mention	75	—	—	—	—	—	—	75
Substandard	—	—	—	—	—	434	—	434
Doubtful	—	—	—	—	—	—	—	—
Total	$19,033	$57,703	$42,936	$34,615	$10,819	$75,449	$17,620	$258,175

Other Commercial	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$17,812	$20,633	$3,486	$4,678	$7,427	$10,767	$19,563	$84,366
Special Mention	—	33	—	61	41	241	392	768
Substandard	—	100	321	1,704	90	1,666	265	4,146
Doubtful	25	—	—	—	—	—	46	71
Total	$17,837	$20,766	$3,807	$6,443	$7,558	$12,674	$20,266	$89,351

Home Equity	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$1,383	$4,153	$6,884	$1,374	$51	$780	$94,038	$108,663
Special Mention	157	—	—	—	—	—	—	157
Substandard	86	—	—	22	—	—	2,519	2,627
Doubtful	—	—	—	—	—	—	—	—
Total	$1,626	$4,153	$6,884	$1,396	$51	$780	$96,557	$111,447

Other Consumer	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$8,132	$5,369	$6,485	$1,743	$733	$356	$1,012	$23,830
Special Mention	32	5	—	—	—	—	1	38
Substandard	—	35	—	—	46	—	—	81
Doubtful	10	—	—	—	—	—	50	60
Total	$8,174	$5,409	$6,485	$1,743	$779	$356	$1,063	$24,009

All Loans	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$68,523	$125,445	$119,291	$100,741	$45,567	$147,396	$132,233	$739,196
Special Mention	264	38	-	314	41	308	393	1,358
Substandard	86	1,389	5,138	4,863	1,399	4,718	2,784	20,377
Doubtful	35	—	—	—	—	—	96	131
Total Loans	$68,908	$126,872	$124,429	$105,918	$47,007	$152,422	$135,506	$761,062
Gross charge-offs	$—	$182	$240	$98	$35	$-	$791	$1,346

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the nine months ended September 30, 2025:

	1-4 Family		Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2025	$2,246	$539	$257	$1,209	$1,224	$769	$6,244
Charge-offs	(272)	(3)	—	(643)	(178)	(250)	(1,346)
Recoveries	—	9	—	63	—	35	107
Provision for Credit Loss	513	29	139	255	166	138	1,240
Reallocations	94	(428)	305	403	(376)	2	—
Balance at end of period	$2,581	$146	$701	$1,287	$836	$694	$6,245

Ending allowance balance for loans individually evaluated	$662	$—	$—	$200	$77	$147	$1,086

Ending allowance balance for loans collectively evaluated	$1,919	$146	$701	$1,087	$759	$547	$5,159

Loans Receivable
Total period-end balance	$237,946	$40,134	$258,175	$89,351	$111,447	$24,009	$761,062

Balance of loans individually evaluated	$12,313	$884	$1,663	$3,083	$2,631	$149	$20,723

Balance of loans collectively evaluated	$225,633	$39,250	$256,512	$86,268	$108,816	$23,860	$740,339

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Company had $14.5 million and $13.0 million of non-accruing loans as of September 30, 2025 and December 31, 2024, respectively. Management determined that a specific reserve of approximately $905 thousand and $400 thousand was necessary on non-accruing loans as of September 30, 2025 and December 31, 2024, respectively. The amount of interest income that would have been recorded in 2025 and 2024 for such loans was not material.

The following tables present a summary by loan class of past due and non-accrual loans as of September 30, 2025 and December 31, 2024:

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
September 30, 2025
1-4 family residential	$—	$4,931	$7,377	$12,308	$225,638	$237,946	$—
Construction	—	—	789	789	39,345	40,134	—
Commercial real estate	—	—	—	—	258,175	258,175	—
Other commercial	353	120	1,312	1,785	87,566	89,351	5
Home equity	707	363	1,062	2,132	109,315	111,447	—
Other consumer	163	32	107	302	23,707	24,009	34
Total	$1,223	$5,446	$10,647	$17,316	$743,746	$761,062	$39

	September 30, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$5,738	$4,857	$10,595
Construction	789	—	789
Commercial real estate	—	—	—
Other commercial	972	316	1,288
Home equity	1,397	305	1,702
Other consumer	92	50	142
Total	$8,988	$5,528	$14,516

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2024
1-4 family residential	$16,549	$6,043	$6,026	$28,618	$226,024	$254,642	$—
Construction	—	—	—	—	34,139	34,139	—
Commercial real estate	101	—	—	101	240,962	241,063	—
Other commercial	401	194	622	1,217	93,764	94,981	—
Home equity	2,073	787	1,217	4,077	102,473	106,550	—
Other consumer	409	80	118	607	26,083	26,690	—
Total	$19,533	$7,104	$7,983	$34,620	$723,445	$758,065	$—

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,128	$4,102	$10,230
Construction	—	—	—
Commercial real estate	—	—	—
Other commercial	484	281	765
Home equity	1,670	164	1,834
Other consumer	35	125	160
Total	$8,317	$4,672	$12,989

There was one commercial loan modification made to borrowers experiencing financial difficulty in the nine months ended September 30, 2025 totaling $25 thousand for which a term concession was granted. There were two commercial loan modifications made to borrowers experiencing financial difficulty in the year ended December 31, 2024 totaling $311 thousand for which a term concession was granted. At September 30, 2025, there were 10 loans totaling $1.0 million with active short-term payment deferrals of principal, interest or both.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

5.
Mortgage Servicing Rights

Information related to mortgage servicing rights as of September 30, 2025 and December 31, 2024 are summarized as follows:

	Nine Months Ended	Year Ended
	September 30, 2025	December 31, 2024
Book value of mortgage servicing rights beginning of period	$1,078	$2,231
Additions from sale of loans	146	508
Book value removed from sale of servicing rights	—	(1,158)
Amortized to expense	(290)	(503)
Book value of mortgage servicing rights end of period	$934	$1,078

Fair value of mortgage servicing rights	$1,773	$1,945
Principal balance of mortgage loans serviced for others not reported as assets	$205,914	$211,246
Custodial escrows of serviced loans	$4,179	$3,358

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

6.
Deposits

Depositor account balances as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
Negotiable order of withdrawal (NOW)	$239,776	$242,575
Savings accounts	103,033	110,288
Money market	125,380	131,988
	468,189	484,851
Certificates of deposit	260,285	209,856
Wholesale and brokered certificates of deposit	111,425	106,035
	$839,899	$800,742

The weighted average interest rate on depositor accounts as of September 30, 2025 and December 31, 2024 was 1.88% and 1.63%, respectively.

Included in deposits are certificates of deposit in amounts greater than $250,000 totaling $58.3 million of account balance and approximately $2.2 million in annual interest expenses at September 30, 2025 and $43.2 million of account balance and approximately $1.6 million in annual interest expense at December 31, 2024. The scheduled maturities of all certificates of deposit at September 30, 2025 were as follows:

2025	$83,429
2026	157,339
2027	97,921
2028	8,433
2029	10,067
2030	10,021
2031	4,500
Total	$371,710

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

7.
Other Borrowings

The Company has a line of credit with the FHLB through which advances are drawn. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans and cash and investments held at FHLB. The unused portion of the line of credit as of September 30, 2025 and December 31, 2024 was approximately $377 million and $364 million, respectively. As of September 30, 2025, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2025	$5,000	5.38%
2026	8,000	2.17%
2027	10,000	3.90%
2028	31,500	3.94%
2029	-	—%
2030	5,960	4.14%
2031	-	—%
2032	2,980	4.36%
Total	$63,440	3.86%

As of December 31, 2024, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2025	$65,500	4.31%
2026	8,000	2.17%
Total	$73,500	4.08%

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2025, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2025, and December 31, 2024, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10%, 8%, 6.5%, and 5%, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024 are presented in the table below:

	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2025
Tier 1 leverage capital:	$256,658	20.05%	$51,215	4.00%	$64,019	5.00%

Common Equity Tier 1 risk-based capital:	$256,658	28.52%	$40,501	4.50%	$58,501	6.50%
Tier 1 risk-based capital:	$256,658	28.52%	$54,001	6.00%	$72,001	8.00%
Total risk-based capital:	$263,034	29.23%	$72,001	8.00%	$90,002	10.00%

December 31, 2024
Tier 1 leverage capital:	$254,176	19.55%	$52,013	4.00%	$65,016	5.00%

Common Equity Tier 1 risk-based capital:	$254,176	29.60%	$38,635	4.50%	$55,807	6.50%
Tier 1 risk-based capital:	$254,176	29.60%	$51,514	6.00%	$68,685	8.00%
Total risk-based capital:	$260,420	30.33%	$68,685	8.00%	$85,856	10.00%

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

The Company’s financial statements do not reflect various outstanding commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. Commitments to extend credit, consisting primarily of commercial lines-of-credit, revolving credit lines and overdraft protection agreements, include exposure to credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company was not required to perform on any financial guarantees nor did it incur any losses on its commitments for the nine months ended September 30, 2025 and year ended December 31, 2024.

Commitments outstanding were as follows:

	September 30, 2025	December 31, 2024
Residential construction	$23,557	$27,110
Commercial construction	33,742	22,763
Revolving lines of credit and other	220,869	158,907
	$278,168	$208,780

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. A reserve for unfunded commitments is recorded within other liabilities on the statements of financial condition, and the related provision is recorded in the provision for credit losses on the consolidated statements of operations. The reserve for unfunded commitments was $131 thousand at September 30, 2025 and $120 thousand at December 31, 2024. A provision of $11 thousand was made in the nine months ended September 30, 2025 and is included in the provision for credit losses on the consolidated statements of operations.

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Derivative Financial Instruments: The Company enters into derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the statements of financial condition. Forward MBS trades are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into interest rate locks with prospective borrowers. These commitments are carried at fair value based on the fair value of underlying mortgage loans which are based on observable market data. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs.

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

The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Carrying value of collateral dependent loans before allowance	$5,894	$4,877
Specific allowance	(1,086)	(1,028)
Fair value of collateral dependent loans	$4,808	$3,849

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The carrying amounts and estimated fair values of financial instruments as of September 30, 2025 and December 31, 2024, were as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Cash and due from banks	$7,357	$7,357	$7,357	$—	$—
Interest-bearing cash equivalents	$58,374	$58,374	$58,374	$—	$—
Securities available for sale	$298,326	$298,326	$—	$298,326	$—
Loans held for sale	$41,435	$41,435	$—	$41,435	$—
Loans held for investment, net	$753,777	$743,279	$—	$—	$743,279
Derivative assets	$347	$347	$—	$347	$—
Mortgage servicing rights	$934	$1,773	$—	$1,773	$—
Accrued interest receivable	$5,392	$5,392	$—	$—	$5,392
Financial Liabilities:
Deposits	$839,899	$793,405	$—	$793,405	$—
Advances by borrowers for taxes and insurance	$8,179	$8,179	$8,179	$—	$—
Other borrowings	$63,440	$64,339	$—	$64,339	$—
Accrued interest payable	$354	$354	$—	$—	$354

December 31, 2024
Financial assets:
Cash and due from banks	$6,841	$6,841	$6,841	$—	$—
Interest-bearing cash equivalents	$92,004	$92,004	$92,004	$—	$—
Securities available for sale	$244,119	$244,119	$—	$244,119	$—
Loans held for sale	$26,026	$26,026	$—	$26,026	$—
Loans held for investment, net	$750,653	$737,551	$—	$—	$737,551
Derivative assets	$439	$439	$—	$439	$—
Mortgage servicing rights	$1,078	$1,945	$—	$1,945	$—
Accrued interest receivable	$5,729	$5,729	$—	$—	$5,729
Financial Liabilities:
Deposits	$800,742	$711,225	$—	$711,225	$—
Advances by borrowers for taxes and insurance	$6,537	$6,537	$6,537	$—	$—
Other borrowings	$73,500	$73,372	$—	$73,372	$—
Accrued interest payable	$380	$380	$—	$—	$380

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

The net gains (losses) relating to these free-standing derivative instruments used for risk management are summarized below:

		For nine months ended September 30,
	Revenue Classification	2025	2024
IRLs	Gain (Loss) on sale of mortgage loans	$88	$(39)
Forwards	Hedging activity, net	(948)	(581)
Total		$(860)	$(620)

The following table reflects the amount and market value of mortgage banking derivatives included in the statements of financial condition:

	September 30, 2025		December 31, 2024
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
IRLs	$14,445	$451	$15,085	$363
Forwards	37,000	(104)	28,500	76
Total	$51,445	$347	$43,585	$439

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

12.
Segment Information

The Company has two reportable segments: traditional banking and mortgage banking. Revenues from traditional banking operations consist primarily of interest and fees earned on loans held for investment and securities and fees from deposit services. Mortgage banking operating revenues consist principally of interest earned on mortgage loans held for sale, gains on sales of loans in the secondary mortgage market, and mortgage loan origination fee income. Segment performance is primarily evaluated, by the chief operating decision maker (“CODM”), using operating revenue. The Company has identified the Chief Financial Officer as the CODM. Income taxes are allocated, and material indirect expenses are allocated by volume. Mortgage banking is an internal division of Fidelity Bank and not a separate legal entity. Information reported internally for performance assessment follows for the nine months ended September 30, 2025 and September 30, 2024.

		Mortgage	Total
	Banking	Banking	Segments
September 30, 2025
Net Interest income	$37,426	$2,151	$39,577
Gain on sale of mortgage loans	—	11,301	11,301
Other revenue	2,787	384	3,171
Total operating revenue	$40,213	$13,836	$54,049
Salaries and employee benefits	$18,859	$10,813	$29,672
Mortgage servicing rights amortization	—	290	290
Hedging activity, net	—	948	948
Provision for credit losses and other expenses	15,396	4,431	19,827
Income tax expense (benefit)	1,215	(567)	648
Total expenses	$35,470	$15,915	$51,385
Segment profit (loss)	$4,743	$(2,079)	$2,664
Supplemental disclosures:
Segment assets	$1,216,709	$47,432	$1,264,141
Depreciation and amortization	$1,814	$437	$2,251

September 30, 2024
Net Interest income	$30,841	$2,400	$33,241
Gain on sale of mortgage loans	—	10,706	10,706
Other revenue	3,284	3,357	6,641
Total operating revenue	$34,125	$16,463	$50,588
Salaries and employee benefits	$17,952	$13,263	$31,215
Mortgage servicing rights amortization	—	397	397
Hedging activity, net	—	581	581
Provision for credit losses and other expenses	14,579	4,903	19,482
Income tax expense (benefit)	299	(533)	(234)
Total expenses	$32,830	$18,611	$51,441
Segment profit (loss)	$1,295	$(2,148)	$(853)
Supplemental disclosures:
Segment assets	$1,354,288	$53,392	$1,407,680
Depreciation and amortization	$1,739	$557	$2,296

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Information reported internally for performance assessment follows for the three months ended September 30, 2025 and September 30, 2024.

		Mortgage	Total
	Banking	Banking	Segments
September 30, 2025
Net Interest income	$12,681	$905	$13,586
Gain on sale of mortgage loans	—	4,008	4,008
Other revenue	1,011	130	1,141
Total operating revenue	$13,692	$5,043	$18,735
Salaries and employee benefits	$6,470	$3,707	$10,177
Mortgage servicing rights amortization	—	96	96
Hedging activity, net	—	277	277
Provision for credit losses and other expenses	5,391	1,458	6,849
Income tax expense (benefit)	373	(117)	256
Total expenses	$12,234	$5,421	$17,655
Segment profit (loss)	$1,458	$(378)	$1,080
Supplemental disclosures:
Segment assets	$1,216,709	$47,432	$1,264,141
Depreciation and amortization	$613	$160	$773

September 30, 2024
Net Interest income	$10,662	$761	$11,423
Gain on sale of mortgage loans	—	3,939	3,939
Other revenue	1,039	394	1,433
Total operating revenue	$11,701	$5,094	$16,795
Salaries and employee benefits	$6,287	$4,458	$10,745
Mortgage servicing rights amortization	—	94	94
Hedging activity, net	—	712	712
Provision for credit losses and other expenses	4,766	1,620	6,386
Income tax expense (benefit)	125	(372)	(247)
Total expenses	$11,178	$6,512	$17,690
Segment profit (loss)	$523	$(1,418)	$(895)
Supplemental disclosures:
Segment assets	$1,354,288	$53,392	$1,407,680
Depreciation and amortization	$565	$145	$710

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

13.
Subsequent Events

Management has evaluated subsequent events through the date that these consolidated financial statements were issued, November 12, 2025, and determined that no matters required disclosure.

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

Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company's Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, inflation and unemployment, competitive products and pricing, real estate values, fiscal and monetary policies of the U.S. Government, tariffs, the potential effects of the recent federal government shutdowns, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity, and the impact of a potential shutdown of the federal government.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•

Continuing to seek to grow and diversify our loan portfolio prudently by increasing originations of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. We intend to continue to prudently increase our originations of commercial real estate and commercial loans in order to diversify our loan portfolio and increase yield. At September 30, 2025, commercial real estate loans amounted to $258.2 million, or 33.9% of total loans and commercial loans amounted to $89.4 million, or 11.7%, of total loans.

•

Continuing the NOLA Lending (“NOLA”) division’s focus on originating residential mortgage loans at its current pace primarily for sale into the secondary market. NOLA originates all of our one- to four-family residential mortgage loans with the intent to sell such loans into the secondary market. During the nine months ended September 30, 2025, our NOLA division originated $289.5 million of one- to four-family residential mortgage loans held for sale for a gain on sale of approximately $11.3 million. During the nine months ended September 30, 2024, our NOLA division originated $286.6 million of one- to four-family residential mortgage loans held for sale for a gain on sale of approximately $10.7 million. We intend to generally maintain NOLA’s current level of loan originations going forward, subject to customer demand and market interest rates.

•

Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At September 30, 2025, our non-performing loans totaled $14.6 million, or 1.9% of total loans.

•

Continuing to attract and retain customers in our current market areas and growing our low-cost “core” deposit base while expanding our offices and banking activity in the Baton Rouge and Lafayette, Louisiana markets. We consider our core deposits to include NOW accounts, statement savings accounts, money market accounts, and other savings deposit accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $468.2 million, or 55.7% of total deposits, at September 30, 2025. We have expanded our deposit and lending activities into the Baton Rouge and Lafayette, Louisiana markets over the last several years, including the hiring of Market Area Presidents and lending teams and the establishment of a branch office in Lafayette, Louisiana, and we anticipate that these efforts will continue.

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

•

Continuing to grow through organic growth while also considering opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital we raised in the stock offering enables us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market areas or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices, funded with capital raised through the Company’s stock offering in the third quarter of 2024. We have no current plans or intentions regarding any such expansion activities outside the previously mentioned full service branch in Lafayette, Louisiana that opened in August 2025.

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

The following tables set forth selected historical financial and other data of Fidelity Bank for the periods and at the dates indicated. The information at September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, is not audited but, in the opinion of management, includes all adjustments necessary for a fair presentation. These adjustments are standard and recurring. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected or realized for the entire year. The information at December 31, 2024 is derived in part from, and should be read together with, the audited financial statements and related notes beginning at page F-1 of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2025.

	September 30, 2025	December 31, 2024
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,264,141	$1,220,933
Total cash and cash equivalents	65,731	98,845
Securities available for sale, at fair value	298,326	244,119
Loans held for sale, at fair value	41,435	26,026
Loans held for investment, net	753,777	750,653
Total deposits	839,899	800,742
Federal Home Loan Bank advances	63,440	73,500
Total equity	338,186	326,255

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Selected Operating Data:
Total interest and dividend income	$18,254	$16,909	$52,711	$48,041
Total interest expense	4,668	5,486	13,134	14,800
Net interest income	13,586	11,423	39,577	33,241
Provision (benefit) for credit losses	413	300	1,251	820
Net interest income after provision (benefit) for credit losses	13,173	11,123	38,326	32,421
Total non-interest income	5,149	5,372	14,472	17,347
Total non-interest expense	16,986	17,637	49,486	50,855
Net income (loss) before income taxes	1,336	(1,142)	3,312	(1,087)
Income tax expense (benefit)	256	(247)	648	(234)
Net income (loss)	$1,080	$(895)	$2,664	$(853)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Performance Ratios:
Net income (loss) (in thousands)	$1,080	$(895)	$2,664	$(853)
Return on average assets (1)	0.09%	(0.08)%	0.21%	(0.07)%
Return on average equity (2)	0.32%	(0.57)%	0.80%	(0.55)%
Earnings (losses) per share - basic and diluted	$0.06	-	$0.15	-
Net interest margin (3)	4.65%	4.21%	4.64%	4.30%
Non-interest income to average assets	0.41%	0.45%	1.16%	1.52%
Efficiency ratio (4)	90.67%	105.01%	91.56%	100.53%
Average interest-earning assets to average interest-bearing liabilities	150.20%	128.63%	150.92%	126.77%
Capital Ratios:
Total risk-based capital	29.23%	20.73%	29.23%	20.73%
Tier 1 risk-based capital	28.52%	20.03%	28.52%	20.03%
Common equity Tier 1 risk-based capital	28.52%	20.03%	28.52%	20.03%
Tier 1 leverage capital	20.05%	13.77%	20.05%	13.77%
Average equity to average assets	26.55%	13.31%	26.56%	13.64%
Common book value per share	$17.05	-	$17.05	-
Common book value per share (net of unearned ESOP shares)	$18.43	-	$18.45	-
Asset Quality Ratios:
Allowance for credit losses to total loans (5)	0.82%	0.80%	0.82%	0.80%
Allowance for credit losses to non-performing loans	42.91%	52.99%	42.91%	52.99%
Net charge-offs to average outstanding loans	0.04%	0.03%	0.16%	0.17%
Non-performing loans to total loans	1.92%	1.51%	1.92%	1.51%
Non-performing loans to total assets	1.15%	0.78%	1.15%	0.78%
Total non-performing assets to total assets (6)	1.33%	0.95%	1.33%	0.95%
Other:
Number of offices	19	18	19	18
Number of full-time equivalent employees	321	352	321	352

(1)	Represents net income (loss) divided by average total assets.
(2)	Represents net income (loss) divided by average equity.
(3)	Represents net interest income divided by average interest-earning assets. Includes loans held for sale.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Total loans includes only loans held for investment.
(6)	Non-performing assets includes other real estate owned.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets were $1.26 billion at September 30, 2025, an increase of $43.2 million, or 3.5%, from $1.22 billion at December 31, 2024. The increase was primarily due to a $15.4 million increase in net loans held for sale and a $54.2 million increase in available-for-sale investments, partially offset by a decrease in cash equivalents of $33.1 million. The increase in net loans held for sale and available-for-sale investments were funded by an increase in total deposits of $39.2 million.

Cash and Cash Equivalents. Cash levels decreased by $33.1 million, or 33.5%, to $65.7 million at September 30, 2025 from $98.8 million at December 31, 2024. The decrease in cash is due to funding earning assets such as investments and loans and a decrease in other borrowings of $10.1 million, or 13.7%.

Available-for-Sale Investment Securities. Investment securities increased $54.2 million, or 22.2%, to $298.3 million at September 30, 2025, from $244.1 million at December 31, 2024. Aggregate securities purchased totaled $74.2 million and aggregate securities maturing, called, or sold totaled $32.6 million during the nine months ended September 30, 2025. In August 2025, approximately $35 million of government agency mortgage-backed securities were purchased with an average discounted price below 80% of the current par value. The average expected yield on this group of investments was 5.59%. This purchase was intended to offset some degree of risk if interest rates were to decrease.

Loans Held for Investment, Net. Loans held for investment, net, increased by $3.1 million, or 0.4%, to $753.8 million at September 30, 2025 from $750.7 million at December 31, 2024. During the nine months ended September 30, 2025, loan originations (excluding loans held for sale) totaled $99.2 million. The increase in net loans held for investment came primarily from the following: residential construction loans increased $6.0 million, or 17.6%, commercial real estate loans increased $17.1 million, or 7.1%, and home equity loans increased $4.6 million, or 4.6%. The net increase was partially offset by the following: residential mortgage loans (excluding residential construction loans) decreased $16.7 million, or 6.6%, and other commercial loans decreased $5.6 million, or 5.9%.

Increases in loan balances reflect our strategy to grow the commercial and commercial real estate loan portfolios while continuing to focus on owner-occupied one- to four-family residential mortgage loans. We have expanded our lending activities into the Baton Rouge and Lafayette, Louisiana markets, including adding lending teams in these markets.

Deposits. Deposits increased by $39.2 million, or 4.9%, to $839.9 million at September 30, 2025 from $800.7 million at December 31, 2024, due primarily to a $50.4 million, or 24.0%, increase in certificates of deposits (“CDs”). This increase in CDs came from the local market and migration of existing customer deposits from other lower yielding deposit offerings from the Company. Core deposits (defined as all deposits other than certificates of deposit) decreased $16.7 million, or 3.4%, to $468.2 million at September 30, 2025 from $484.9 million at December 31, 2024. Wholesale and brokered certificates of deposit increased $5.4 million, or 5.1%, to $111.4 million at September 30, 2025 from $106.0 million at December 31, 2024. Such deposits generally tend to be at higher yields than other types of deposits and generally do not represent direct customer relationships, but were utilized, in part, to supplement funding of loan growth over time.

Other Borrowings. Borrowings decreased $10.1 million, or 13.7%, from $73.5 million at December 31, 2024 to $63.4 million at September 30, 2025. Borrowings have been paid down significantly over the last year due to proceeds from the stock conversion and growth in total deposits.

Total Equity. Total equity increased $11.9 million, or 3.7%, to $338.2 million at September 30, 2025 from $326.3 million at December 31, 2024. The increase resulted primarily from a $8.7 million decrease in accumulated other comprehensive loss. Accumulated other comprehensive loss is solely related to unrealized gains and losses on securities available for sale. Also contributing to the total equity increase was $2.7 million in retained earnings.

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

	For the nine months ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$84,149	$2,619	4.16%	$48,779	$1,676	4.59%
Securities	263,869	7,436	3.77%	248,103	6,912	3.72%
Loans held for investment	767,108	41,398	7.22%	706,707	38,064	7.19%
Loans held for sale	25,871	1,258	6.50%	28,782	1,389	6.45%
Total earning assets	1,140,997	52,711	6.18%	1,032,371	48,041	6.22%
Non-interest-earning assets:
Cash and cash equivalents	7,188			6,865
Fixed Assets	56,817			52,125
Allowance for credit losses	(6,202)			(6,118)
Other	48,876			55,052
Total non-interest-earning assets	106,679			107,924
Total Assets	$1,247,676			$1,140,295
Interest-bearing liabilities:
Interest-bearing demand deposits	$108,013	$163	0.20%	$115,668	$168	0.19%
Interest-bearing savings and money market deposits	233,927	1,963	1.12%	228,638	1,309	0.77%
Certificates of deposit	348,047	8,980	3.45%	281,090	6,834	3.25%
Total interest-bearing deposits	689,987	11,106	2.15%	625,396	8,311	1.78%
Interest-bearing borrowings	66,040	2,028	4.11%	188,965	6,489	4.59%
Total interest-bearing liabilities	756,027	13,134	2.32%	814,361	14,800	2.43%
Non-interest:
Demand deposits	143,958			156,185
Other liabilities	16,270			14,259
Total non-interest liabilities	160,228			170,444
Total Equity	331,421			155,490
Total liabilities and equity	$1,247,676			$1,140,295
Net interest income		$39,577			$33,241
Net interest-earning assets (1)	$384,970			$218,010
Net interest rate spread (2)			3.85%			3.79%
Net yield on interest-earning assets (3)			4.64%			4.30%
Average of interest-earning assets to interest-bearing liabilities	150.92%			126.77%
Average equity to assets	26.56%			13.64%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

	For the three months ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$78,518	$815	4.12%	$65,675	$734	4.43%
Securities	283,059	2,748	3.85%	247,018	2,265	3.64%
Loans held for investment	764,645	14,175	7.35%	730,531	13,396	7.28%
Loans held for sale	31,793	516	6.44%	33,274	514	6.13%
Total earning assets	1,158,015	18,254	6.25%	1,076,498	16,909	6.23%
Non-interest-earning assets:
Cash and cash equivalents	7,650			6,996
Fixed Assets	57,627			52,607
Allowance for credit losses	(6,179)			(5,929)
Other	45,514			55,030
Total non-interest-earning assets	104,612			108,704
Total Assets	$1,262,627			$1,185,202
Interest-bearing liabilities:
Interest-bearing demand deposits	$108,223	$63	0.23%	$111,297	$60	0.21%
Interest-bearing savings and money market deposits	227,703	658	1.15%	223,354	493	0.88%
Certificates of deposit	367,048	3,259	3.52%	292,748	2,478	3.36%
Total interest-bearing deposits	702,974	3,980	2.25%	627,399	3,031	1.92%
Interest-bearing borrowings	68,029	688	4.01%	209,527	2,455	4.65%
Total interest-bearing liabilities	771,003	4,668	2.40%	836,926	5,486	2.60%
Non-interest:
Demand deposits	142,143			175,102
Other liabilities	14,198			15,473
Total non-interest liabilities	156,341			190,575
Total Equity	335,283			157,701
Total liabilities and equity	$1,262,627			$1,185,202
Net interest income		$13,586			$11,423
Net interest-earning assets (1)	$387,012			$239,572
Net interest rate spread (2)			3.85%			3.63%
Net yield on interest-earning assets (3)			4.65%			4.21%
Average of interest-earning assets to interest-bearing liabilities	150.20%			128.63%
Average equity to assets	26.55%			13.31%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.

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

	Nine months ended September 30, 2025 vs. nine months ended September 30, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$1,214	$(271)	$943
Securities	440	84	524
Loans	3,253	81	3,334
Loans held for sale	(140)	9	(131)
Total interest-earning assets	4,767	(97)	4,670
Interest-bearing liabilities:
Interest-bearing demand deposits	(12)	7	(5)
Interest-bearing savings and money market deposits	31	623	654
Certificates of deposit	1,628	518	2,146
Total interest-bearing deposits	1,647	1,148	2,795
Interest-bearing borrowings	(4,221)	(240)	(4,461)
Total interest-bearing liabilities	(2,574)	908	(1,666)
Net interest income	$7,341	$(1,005)	$6,336

	Three months ended September 30, 2025 vs. three months ended September 30, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$144	$(63)	$81
Securities	330	153	483
Loans	625	154	779
Loans held for sale	(23)	25	2
Total interest-earning assets	1,076	269	1,345
Interest-bearing liabilities:
Interest-bearing demand deposits	(2)	5	3
Interest-bearing savings and money market deposits	10	155	165
Certificates of deposit	629	152	781
Total interest-bearing deposits	637	312	949
Interest-bearing borrowings	(1,658)	(109)	(1,767)
Total interest-bearing liabilities	(1,021)	203	(818)
Net interest income	$2,097	$66	$2,163

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. Net income of $1.1 million was recorded for the three months ended September 30, 2025, compared to a net loss of $895,000 for the three months ended September 30, 2024. The increase in net income was primarily due to an increase of $2.2 million, or 18.9%, in net interest income, a decrease of $568,000, or 5.3%, in salaries and employee benefits and a decrease of $435 thousand, or 61.1%, in net hedging activity expense, partially offset by the reduction of $334,000 in gains from the sale of mortgage servicing rights that occurred only in the three months ended September 30, 2024.

Interest and Divident Income. Interest income increased $1.3 million, or 8.0%, to $18.3 million for the three months ended September 30, 2025, compared to $16.9 million for the three months ended September 30, 2024. This increase was primarily attributable to a $781,000, or 5.6%, increase in interest and fees on loans, both held for investment and held for sale, and a $483,000, or 21.3%, increase in interest and dividends on investments.

The average balance of loans held for investment during the three months ended September 30, 2025 increased by $34.1 million, or 4.7%, while the average yield on these loans increased to 7.35% for the three months ended September 30, 2025 from 7.28% for the three months ended September 30, 2024. The increase in average yield on loans was due to the increasing interest rate environment as well as growth in our loan portfolio, particularly the commercial and residential construction portfolios.

The average balance of loans held for sale during the three months ended September 30, 2025 decreased by $1.5 million, or 4.5%, while the average yield on these loans increased to 6.44% for the three months ended September 30, 2025 from 6.13% for the three months ended September 30, 2024.

The average balance of investment securities increased by $36.0 million, or 14.6%, to $283.1 million for the three months ended September 30, 2025 from $247.0 million for the three months ended September 30, 2024, while the average yield on investment securities increased to 3.85% for the three months ended September 30, 2025 from 3.64% for the three months ended September 30, 2024.

Interest Expense. Total interest expense decreased $818,000, or 14.9%, to $4.7 million for the three months ended September 30, 2025, from $5.5 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease in interest expense on other borrowed funds of $1.8 million, partially offset by an increase of $949 thousand in interest on deposits for the three months ended September 30, 2025. The decrease in interest on other borrowed funds was primarily due to a decrease in interest-bearing borrowing average balances of $141.5 million, or 67.5%, for the three months ended September 30, 2025 compared to the same period ended September 30, 2024. The Company retired over $100 million in borrowings in the fourth quarter of 2024 and into the first quarter of 2025 primarily using the proceeds of the Company’s stock conversion. Interest on deposits increased $949,000, or 31.3%, due to an increase in average balances and rates for the three months ended September 30, 2025 compared to the same period in 2024.

Net Interest Income. Net interest income increased $2.2 million, or 18.9%, to $13.6 million for the three months ended September 30, 2025, compared to $11.4 million for the three months ended September 30, 2024. The increase is a result of average interest-earning asset growth of $81.5 million, or 7.6%, and an increase in yield to 6.25% for the three months ending September 30, 2025 compared to 6.23% in the same period in 2024. Also contributing to the increase in net interest income was the decrease in interest expense of $818,000, or 14.9%, to $4.7 million for the three months ended September 30, 2025, from $5.5 million for the three months ended September 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $413,000 provision for credit losses for the three months ended September 30, 2025 compared to a $300,000 provision for the same period ended September 30, 2024. The increase in the provision for credit losses was due primarily to growth in loans held for investment and an increase in nonperforming loans.

Total non-performing loans were $14.6 million at September 30, 2025, compared to $11.0 million at September 30, 2024 with 38.2% of this increase coming from one- to four-family residential loans. One- to four-family residential loans historically have lower loss rates compared to other Company loan types. Classified loans totaled $20.5 million at September 30, 2025, compared to $12.7 million at September 30, 2024, and total loans past due greater than 30 days were $17.3 million and $15.4 million at those respective dates. Special mention loans were $1.4 million at September 30, 2025 compared to $3.5 million at September 30, 2024. As a percentage of non-performing loans, the allowance for credit losses was 42.9% at September 30, 2025 compared to 53.0% at September 30, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at September 30, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $5.1 million for the three months ended September 30, 2025, a decrease of $223,000, or 4.2%, from $5.4 million for the three months ended September 30, 2024. The decrease was primarily due to a decrease of $334,000 in gains from the sale of mortgage servicing rights that occurred only in the three months ended September 30, 2024.

Non-interest Expense. Non-interest expense decreased $651,000, or 3.7%, to $17.0 million for the three months ended September 30, 2025, compared to $17.6 million for the three months ended September 30, 2024. The decrease was primarily due to a $568,000, or 5.3%, decrease in salaries and employee benefits and a $435,000, or 61.1%, decrease in net hedging activities. The decrease in salaries and employee benefits was primarily caused by reductions in staffing levels within the mortgage banking segment to continue improvement in the segment’s profitability. The number of full-time equivalent employees was 321 at September 30, 2025 compared to 352 at September 30, 2024. Partially offsetting the decreases in non-interest expenses is an increase of $184,000 in occupancy and equipment. This is due to the addition of the full service branch in Lafayette and increased costs related to equipment repair and servicing.

Provision (Benefit) for Income Taxes. The provision for income taxes was $256,000 for the three months ended September 30, 2025, compared to a benefit of $247,000 for the three months ended September 30, 2024. The changes are a direct reflection of net income before income taxes for each period and not a material change in the Bank's effective tax rates.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

General. Net income of $2.7 million was recorded for the nine months ended September 30, 2025, compared to a net loss of $853,000 for the nine months ended September 30, 2024. The increase in net income was primarily due to an increase of $6.3 million, or 19.1%, in net interest income and a decrease of

$1.4 million, or 2.7%, in non-interest expenses, partially offset by the reduction of $2.6 million in gains from the sale of mortgage servicing rights that occurred only in the nine months ended September 30, 2024.

Interest and Dividend Income. Interest income increased $4.7 million, or 9.7%, to $52.7 million for the nine months ended September 30, 2025, compared to $48.0 million for the nine months ended September 30, 2024. This increase was primarily attributable to a $3.2 million, or 8.1%, increase in interest and fees on loans, both held for investment and held for sale.

The average balance of loans held for investment during the nine months ended September 30, 2025 increased by $60.4 million, or 8.5%, while the average yield on these loans increased to 7.22% for the nine months ended September 30, 2025 from 7.19% for the nine months ended September 30, 2024. The increase in average yield on loans was due to the increasing interest rate environment as well as growth in our loan portfolio, particularly the commercial and residential construction portfolios.

The average balance of loans held for sale during the nine months ended September 30, 2025 decreased by $2.9 million, or 10.1%, while the average yield on these loans increased to 6.50% for the nine months ended September 30, 2025 from 6.45% for the nine months ended September 30, 2024.

The average balance of investment securities increased by $15.8 million, or 6.4%, to $263.9 million for the nine months ended September 30, 2025 from $248.1 million for the nine months ended September 30, 2024, while the average yield on investment securities increased to 3.77% for the nine months ended September 30, 2025 from 3.72% for the nine months ended September 30, 2024.

Interest Expense. Total interest expense decreased $1.7 million, or 11.3%, to $13.1 million for the nine months ended September 30, 2025, from $14.8 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in interest expense on other borrowed funds of $4.5 million, partially offset by an increase of $2.8 million in interest expense on deposits for the nine months ended September 30, 2025. The decrease in interest on other borrowed funds was primarily due to a decrease in interest-bearing borrowing average balances of $122.9 million, or 65.1%, for the nine months ended September 30, 2025 compared to the same period ended September 30, 2024. The Company retired over $100 million in borrowings in the fourth quarter of 2024 and into the first quarter of 2025 primarily using the proceeds of the Company’s stock conversion. Interest on deposits increased due to an increase in average balances and rates for the nine months ended September 30, 2025 compared to the same period in 2024.

Net Interest Income. Net interest income increased $6.3 million, or 19.1%, to $39.6 million for the nine months ended September 30, 2025, compared to $33.2 million for the nine months ended September 30, 2024. The increase is a result of interest-earning asset growth of $108.6 million, or 10.5%, partially offset by a decrease in yield to 6.18% for the nine months ending September 30, 2025 compared to 6.22% in the same period in 2024. Also contributing to the increase in net interest income was the decrease in interest expense of $1.7 million, or 11.3%, to $13.1 million for the nine months ended September 30, 2025, from $14.8 million for the nine months ended September 30, 2024.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $1.3 million provision for credit losses for the nine months ended September 30, 2025 compared to a $820,000 provision for the same period ended September 30, 2024. The increase in the provision for credit losses was due primarily to growth in loans held for investment and an increase in nonperforming loans.

Total non-performing loans were $14.6 million at September 30, 2025, compared to $11.0 million at September 30, 2024 with 38.2% of this increase coming from one- to four-family residential loans. One-

to four-family residential loans historically have lower loss rates compared to other Company loan types. Classified loans totaled $20.5 million at September 30, 2025, compared to $12.7 million at September 30, 2024, and total loans past due greater than 30 days were $17.3 million and $15.4 million at those respective dates. Special mention loans were $1.4 million at September 30, 2025 compared to $3.5 million at September 30, 2024. As a percentage of non-performing loans, the allowance for credit losses was 42.9% at September 30, 2025 compared to 53.0% at September 30, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at September 30, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $14.5 million for the nine months ended September 30, 2025, a decrease of $2.9 million, or 16.6%, from $17.3 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease of $2.6 million in gains from the sale of mortgage servicing rights that occurred only in the nine months ended September 30, 2024.

Non-interest Expense. Non-interest expense decreased $1.4 million, or 2.7%, to $49.5 million for the nine months ended September 30, 2025, compared to $50.9 million for the nine months ended September 30, 2024. The decrease was primarily due to a $1.5 million, or 4.9%, decrease in salaries and employee benefits. This was primarily caused by reductions in staffing levels within the mortgage banking segment to improve the segment’s profitability. The number of full-time equivalent employees was 321 at September 30, 2025 compared to 352 at September 30, 2024. Also contributing to non-interest expense reduction was a decrease of $786,000, or 48.2%, in advertising and marketing expense for the nine months ended September 30, 2025 compared to the same period ended September 30, 2024. Hedging activity, net, increased $367,000, or 63.2%, for the nine months ended September 30, 2025 compared to the same period ended September 30, 2024. Hedging activity is a direct result of interest rate movements in the secondary market of mortgage loans held for sale.

Provision (Benefit) for Income Taxes. The provision for income taxes was $648,000 for the nine months ended September 30, 2025, compared to a benefit of $234,000 for the nine months ended September 30, 2024. The changes are a direct reflection of net income before income taxes for each period and not a material change in the Bank's effective tax rates.

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

The following table sets forth, at September 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

September 30, 2025
				EVE as a Percentage of Present Value Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
(Dollars in thousands)
400	$304,982	$(76,190)	(19.99)%	23.87%	(597)
300	325,026	(56,146)	(14.73)%	25.44%	(440)
200	344,846	(36,326)	(9.53)%	27.00%	(284)
100	363,637	(17,535)	(4.60)%	28.47%	(137)
-	381,172	—	—%	29.84%	—
(100)	398,069	16,897	4.43%	31.16%	132
(200)	408,679	27,507	7.22%	31.99%	215

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2025, we would have experienced a 9.53% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 7.22% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated percentages of change in EVE in the table above are within the Board of Directors’ guidelines.

Change in Net Interest Income. The following table sets forth, at September 30, 2025, the calculation of the estimated changes in our net interest income, referred to as “NII” throughout this document, that would result from the designated immediate changes in the United States Treasury yield curve.

September 30, 2025
Change in Interest Rates (basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$50,794	(0.60)%
+300	51,714	1.20%
+200	52,021	1.80%
+100	51,867	1.50%
Level	51,101	—%
(100)	49,108	(3.90)%
(200)	46,757	(8.50)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2025, we would have experienced a 1.80% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.50% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated decreases in the percentage of change in the net interest income in the table above are within the Board of Directors’ guidelines.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities and sales of mortgage loans. We also have the ability to borrow from the Federal Home Loan Bank of Dallas and the Federal Reserve Board’s Bank Discount Window. At September 30, 2025, we had $63.4 million of outstanding borrowings from the Federal Home Loan Bank of Dallas, with the capacity to borrow an additional $377 million, and an additional $143 million from the Federal Reserve Board discount window.

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

At September 30, 2025, Fidelity Bank’s Tier 1 leverage capital was $256.7 million, or 20.1% of adjusted assets. Accordingly, it was categorized as well-capitalized at September 30, 2025. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 8 of the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements. At September 30, 2025, we had $278.2 million of outstanding commitments to originate loans, which included $220.9 million in revolving lines of credit, $23.6 million in residential construction loans and $33.7 million in commercial construction loans and lines of credit. At September 30, 2025, none of our revolving lines of credit related to commercial real estate loans. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2025 totaled $216.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our consolidated financial statements included elsewhere in this document.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending material legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

See the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

FB BANCORP, INC.

Date: November 12, 2025	/s/ Christopher Ferris
Christopher Ferris
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 12, 2025	/s/ Todd Wanner
Todd Wanner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)