Form 10-K
period 2025-12-31
FB Bancorp, Inc. /MD/
filed 2026-03-26
CIK 2013639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 25, 2026, there were 17,159,436 shares of common stock, par value $0.01 per share, issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price of the most recently completed second quarter was approximately $223.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

PART III of Form 10-K - Portions of the Registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Fidelity Bank

Originally chartered in 1908 under the name “The Fidelity Homestead Association,” Fidelity Bank (sometimes referred to herein as the “Bank”) completed its conversion from the mutual form of organization to that of a Louisiana state-chartered stock savings bank on October 22, 2024. The Bank operates from 18 full-service branches, including its main office, two drive-up branches and 14 stand-alone ATMs located throughout central and southern Louisiana. In January 2014, the Bank acquired the net assets of NOLA Lending Group (sometimes referred to herein as “NOLA”, “NOLA Lending”, and “mortgage division”) as a fully-owned division of the Bank that originates our residential one- to four-family residential real estate loans. On December 31, 2025, the Bank entered into an agreement to sell substantially all of the assets and liabilities of NOLA. The sale closed on March 1, 2026.

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

Market Area

We consider our primary market areas for deposit gathering and origination of loans held for investment to be southern Louisiana including the Metropolitan Statistical Areas (“MSA”) of New Orleans-Metairie-Hammond, Baton Rouge and Lafayette.

The Bank’s branch offices are located in the Parish of East Baton Rouge, located within the Baton Rouge MSA, and the Parishes of Jefferson, Orleans, St. Tammany, Lafayette, and Tangipahoa, which are encompassed within the New Orleans-Metairie-Hammond MSA. The five-parish market area contains urban, suburban and more rural areas with large and small population centers. New Orleans and Baton Rouge are the two largest regional economies in Louisiana, with trade, tourism, government, technology, healthcare and the film industry among the leading industries and employment concentrations. New Orleans has one of the busiest ports in the world, and one of the largest oil and gas exploration regions is located to the south of New Orleans. The market area north of Lake Pontchartrain (Tangipahoa and St. Tammany Parishes) remains economically connected to the more urbanized Orleans and Jefferson Parishes, and we consider that area and the New Orleans area to be one overall market. The Baton Rouge MSA also borders the New Orleans MSA to the west. The southern Louisiana region remains exposed to tropical storms and hurricanes that increase operating risk to employers in the region, including financial institutions. The area is still recovering from the impact of Hurricane Katrina in 2005 and later hurricanes. The Baton Rouge metropolitan area, home to the state capital and related government employment, is also a major industrial, petrochemical, medical, research, motion picture and technology employment center. The main campus of Louisiana State University is also located there.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. Loan balances exclude the fair value of loans held for sale, which totaled $28.5 million and $26.0 million at December 31, 2025 and December 31, 2024, respectively.

	At December 31, 2025		At December 31, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential	$230,743	31.0%	$254,642	33.6%
Residential construction	38,058	5.1%	34,139	4.5%
Commercial real estate	248,744	33.4%	241,063	31.8%
Commercial	92,199	12.4%	94,981	12.5%
Home equity	112,404	15.1%	106,550	14.1%
Other consumer	22,787	3.1%	26,690	3.5%
	744,935	100.0%	758,065	100.0%
Less:
Undisbursed portion of mortgage loans	(145)		(161)
Net deferred loan costs (fees)	(834)		(1,007)
Allowance for credit losses	(6,289)		(6,244)
Loans, net	$737,667		$750,653

Contractual Maturities. The following table sets forth the contractual maturities of our total loans held for investment portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

	One- to Four- Family	Residential Construction(1)	Commercial Real Estate	Commercial	Home Equity	Other consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$11	$-	$48,808	$52,388	$1,358	$8,150	$110,715
After one through five years	3,053	—	154,020	18,862	18,313	14,637	208,885
After five through 15 years	12,804	—	17,857	13,709	92,619	—	136,989
More than 15 years	214,875	38,058	28,059	7,240	114	—	288,346
Total	$230,743	$38,058	$248,744	$92,199	$112,404	$22,787	$744,935

(1)	Comprised of permanent loans with fixed long-term interest rates but with the ability to modify and sell after construction is complete.

Fixed vs. Adjustable Rate Loans. The following table sets forth the dollar amount of all loans at December 31, 2025 that are due after December 31, 2026 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below include unearned loan origination fees.

	Due after December 31, 2026
	Fixed	Adjustable	Total
	(Dollars in thousands)
One- to four-family residential	$95,457	$135,275	$230,732
Residential construction	38,058	—	38,058
Commercial real estate	119,112	80,824	199,936
Commercial	27,815	11,996	39,811
Home equity loans and lines of credit	15,013	96,033	111,046
Other consumer	13,957	680	14,637
Total	$309,412	$324,808	$634,220

Residential Mortgage Lending. At December 31, 2025, we had $230.7 million of loans secured by first lien residential real estate, or 31.0% of total loans held for investment. The vast majority of our one- to four-family residential real estate loans, originated by NOLA, are secured by properties located in our primary market areas and sold into the secondary market. Fidelity Bank retains certain residential loans in its loan portfolio.

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

Residential Construction Loans. At December 31, 2025, we had $38.1 million in residential construction loans, or 5.1% of total loans, and had committed to loan an additional $20.1 million with respect to such loans. We make residential construction loans primarily to individuals for the construction or renovation of their primary residences. These types of loans are generally limited to the New Orleans, Hammond and Baton Rouge metropolitan statistical areas. The property pledged as security must be a first mortgage on a primary residence or second home. We do not make residential construction loans on manufactured homes, investment properties, or 3- to 4- unit properties. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At December 31, 2025, our largest residential construction loan was for $4.0 million, $3.7 million of which had been disbursed, and which was performing according to its original terms.

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

Commercial Real Estate Loans. At December 31, 2025, we had $248.7 million in commercial real estate loans, or 33.4% of total loans. Our commercial real estate loans are primarily comprised of multi-family, hotel, retail and one to four family for investment purposes, and to a lesser extent, commercial construction and land development. Our commercial real estate loans are generally secured primarily by retail and mixed-use properties and office buildings. Multi family, hotels, retail and one to four family for investment purposes comprise approximately, 20.4%, 18.6%, 16.1% and 13.3%, respectively, of our commercial real estate portfolio. Fidelity Bank uses an industry-standard measure to assess potential concentration levels on a quarterly basis, with the concentration levels consistently being assessed as low concentration. Our office building loan portfolio is concentrated in suburban areas. Based on loan review data, our commercial real estate loan portfolio currently has an average occupancy rate of approximately 86% and an average loan-to-value ratio of 63%. Substantially all of our commercial real estate loans are fixed-rate loans with three- to five-year balloon repayment terms. We generally limit the loan-to-value ratios of our commercial mortgage loans to 85% (80% for non-owner occupied properties) of the purchase price or appraised value, whichever is lower.

At December 31, 2025, our largest commercial real estate loan had an outstanding balance of $12.0 million and is secured by a multi family property development located in Mobile, Alabama. At December 31, 2025, this loan was performing according to its original terms.

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

Commercial Loans. At December 31, 2025, commercial loans were $92.2 million, or 12.4% of total loans. We offer a broad range of commercial loans, including lines of credit and term loans, to a variety of commercial businesses. The loans are generally used to support working capital and general corporate needs. These loans are generally secured by business assets, such as equipment and accounts receivable. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 90% of the value of the collateral securing the loan. Generally, we require that the debt service coverage ratio be at least 1.30x.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

Our commercial loan portfolio includes Small Business Administration (“SBA”) related lending for commercial purposes. Fidelity Bank generally makes SBA loans within its market areas, and most of the originations relate to the SBA 7(a) Loan Program and the SBA 504 Loan Program. SBA loans comprised $19.5 million of our commercial loan portfolio at December 31, 2025.

At December 31, 2025, our largest commercial loan was a line of credit for $15 million, of which $13.7 million was funded, and is secured by a UCC security interest in all chattel paper, accounts including contingency case fees, equipment and general intangibles, and fixtures. At December 31, 2025, this loan was performing according to its original terms.

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

Home Equity Loans and Lines of Credit. At December 31, 2025, the outstanding balance of home equity loans and lines of credit was $112.4 million, or 15.1% of total loans. Such loans or lines of credit are secured by the borrower’s primary or secondary residence. Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans. The interest rate for home equity loans is fixed and the interest rate for home equity lines of credit is variable and based on the prime rate. The loan to value ratio is generally up to 90%, taking into account any superior mortgage on the collateral property. Generally, all applicants for a home equity loan or line of credit are required to have a FICO credit score of at least 650.

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

Other Consumer Loans. At December 31, 2025, consumer loans were $22.8 million, or 3.1% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by residential lots, home improvement, deposit-secured automobiles and trucks (new and used), boats, trailers, and other consumer assets. Automobile loans generally require a FICO score of at least 650 and a maximum debt-to-income ratio of 45%. Automobile loans have fixed interest rates and terms up to five years for used automobiles.

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

Loan Originations, Purchases and Sales

Our loan originations are generated by our loan personnel operating at our banking office, NOLA’s loan production offices and mortgage brokers. We also obtain referrals from existing and former customers and from accountants, real estate brokers, builders and attorneys. All loans we originate are underwritten pursuant to our policies and procedures which incorporate secondary market underwriting guidelines to the extent applicable for residential loans. For the twelve months ended December 31, 2025, NOLA, which is reported on our December 31, 2025 consolidated financial statements as discontinued operations, originated $386.7 million in loans for sale to the secondary market.

While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk strategy, we originate for sale and sell a portion of the long-term, fixed-rate, one- to four-family residential real estate loans that we originate on a servicing-retained, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. Fidelity Bank sells loans to the secondary market using both best efforts and mandatory commitment procedures. In a best efforts sale, Fidelity Bank will make its best effort to process, fund, and deliver the loan to a particular investor. If the loan fails to fund, there is no cost to the seller. Under mandatory commitment, Fidelity Bank commits to deliver a funded loan to the buyer, and therefore assumes any market risk should delivery not take place. This market risk is minimized by our use of appropriate hedging tools. It is the policy of Fidelity Bank that all hedging activity will be done for the purposes of mitigating interest rate risk and basis point risk. At least annually, Fidelity Bank’s internal audit department conducts a review of the secondary market risk management program to ensure its integrity, accuracy, and reasonableness.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 10% of Fidelity Bank’s capital and declared surplus (25% for secured credits). At December 31, 2025, our largest credit relationship to one borrower, which is an established law firm, is a line of credit for $15 million, of which $13.7 million is funded, and is secured by a UCC security interest in all chattel paper, accounts including contingency case fees, equipment and general intangibles, and fixtures. At December 31, 2025, this loan was performing according to its original terms.

The relevant Market Area Presidents and the Senior Credit Officer may jointly approve loans up to $5.0 million. Any loans greater than the combined approval authority from the Chief Executive Officer and the Chief Credit/Risk Officer are submitted to our Management Loan Committee which consists of our Chief Executive Office, Chief Credit Officer, Chief Operating Officer, Chief Banking Officer, Senior Credit Officer, Market Area Presidents and Commercial Lending Managers for final approval.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2025, we held properties totaling approximately $1.3 million in other real estate owned as a result of foreclosure for all property types.

Loan Modifications to Borrowers Experiencing Financial Difficulty. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. During 2025, there was one loan with total outstanding balance of $25 thousand at December 31, 2025 that was modified. During 2024, we had two such loan modifications, with an outstanding balance of $311 thousand as of December 31, 2024.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount as of December 31, 2025.

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2025
1-4 family residential	$14,041	$4,490	$7,039	$25,569	$205,174	$230,743	$—
Residential Construction	—	—	—	—	38,058	38,058	—
Commercial real estate	65	—	1,620	1,685	247,059	248,744	—
Other commercial	651	791	1,508	2,950	89,249	92,199	31
Home equity	1,684	212	892	2,787	109,617	112,404	—
Other consumer	52	—	257	309	22,478	22,787	—
Total	$16,493	$5,493	$11,316	$33,300	$711,635	$744,935	$31

The following table sets forth our loan delinquencies by type and amount as of December 31, 2024.

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2024
1-4 family residential	$16,549	$6,043	$6,026	$28,618	$226,024	$254,642	$—
Residential Construction	—	—	—	—	34,139	34,139	—
Commercial real estate	101	—	—	101	240,962	241,063	—
Other commercial	401	194	622	1,217	93,764	94,981	—
Home equity	2,073	787	1,217	4,077	102,473	106,550	—
Other consumer	409	80	118	607	26,083	26,690	—
Total	$19,533	$7,104	$7,983	$34,620	$723,445	$758,065	$—

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

	At December 31,
	2025	2024
	(Dollars in thousands)
Non-accrual loans:
One- to four-family residential	$12,249	$10,230
Residential construction	—	—
Commercial real estate	1,620	—
Commercial	1,492	765
Home equity loans and lines of credit	1,236	1,834
Other consumer	257	160
Total non-accrual loans	$16,854	$12,989
Total non-performing loans	$16,885	$12,989
Foreclosed assets	$1,349	$610
Total non-performing assets	$18,234	$13,599
Total non-performing loans to total loans(1)	2.27%	1.72%
Total non-accrual loans to total loans(1)	2.26%	1.72%
Total non-performing assets to total assets	1.45%	1.11%

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

The table below sets forth our classified and criticized loans at the dates indicated.

	At December 31,
	2025	2024
	(Dollars in thousands)
Substandard assets	$20,004	$15,497
Doubtful assets	452	300
Loss assets	—	—
Total classified loans	$20,456	$15,797
Special mention (criticized) loans	$1,568	$2,090

Allowance for Credit Losses

Allowance for credit losses. On January 1, 2023, Fidelity Bank adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with Current Expected Credit Loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 applies to the accounting for available-for-sale debt securities. This standard requires credit losses to be presented as an allowance rather than as a write down on available-for-sale debt securities which management does not intend to sell or believes that it is more likely than not they will be required to sell.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At December 31,
	2025	2024
	(Dollars in thousands)
Allowance for credit losses at beginning of period	$6,244	$6,203
Provision for credit losses	1,684	1,530
Charge-offs:
One- to four-family residential	(323)	(306)
Residential construction	(3)	—
Commercial real estate	—	—
Other commercial	(904)	(1,114)
Home equity loans and lines of credit	(217)	—
Other consumer	(402)	(241)
Total charge-offs	(1,849)	(1,661)
Recoveries:
One- to four-family residential	4	6
Residential construction	9	2
Commercial real estate	—	—
Other commercial	149	118
Home equity loans and lines of credit	—	—
Other consumer	48	46
Total recoveries	210	172
Net charge-offs	(1,639)	(1,489)
Allowance at end of period	$6,289	$6,244
Allowance for credit losses to total loans outstanding at end of period(1)	0.85%	0.82%
Non-accrual loans to total loans outstanding at end of period(1)	2.26%	1.72%
Allowance for credit losses to non-accrual loans at end of period	37.31%	48.07%
Net charge-offs to average loans outstanding during period	0.21%	0.20%
(1)Total loans only includes loans held for investment.

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

	For the Year Ended December 31,
	2025	2024
Net charge-offs (recoveries) to average loans outstanding during the period:
One- to four-family residential	0.04%	0.04%
Residential construction	0.00%	0.00%
Commercial real estate	0.00%	0.00%
Other commercial	0.10%	0.13%
Home equity loans and lines of credit	0.03%	0.00%
Other consumer	0.05%	0.03%

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

	At December 31, 2025			At December 31, 2024
	Allowance for Credit Losses	Percent of Allowance in Category to Total Allowance	Percent of Loans in Category to Total Loans	Allowance for Credit Losses	Percent of Allowance in Category to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential	$2,290	36.4%	31.0%	$2,246	36.0%	33.6%
Residential construction	374	5.9%	5.1%	539	8.6%	4.5%
Commercial real estate	581	9.2%	33.4%	257	4.1%	31.8%
Other commercial	1,730	27.5%	12.4%	1,209	19.4%	12.5%
Home equity loans and lines of credit	810	12.9%	15.1%	1,224	19.6%	14.1%
Other consumer	504	8.0%	3.1%	769	12.3%	3.5%
Total allocated allowance	$6,289	100.0%	100.0%	$6,244	100.0%	100.0%

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

Our current investment policy permits, with certain limitations, investments in, among other things: U.S. Treasury securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations issued by the SBA, Fannie Mae, Ginnie Mae, and Freddie Mac; corporate and municipal bonds; asset-backed securities; certificates of deposit in other financial institutions; federal funds and money market funds, among other investments.

At December 31, 2025, our investment portfolio totaled $326.3 million and consisted of securities and obligations issued by U.S. government-sponsored enterprises as well as corporate bonds. At December 31, 2025, we also owned $3.7 million of Federal Home Loan Bank of Dallas stock. As a member of Federal Home Loan Bank of Dallas, we are required to purchase stock in the Federal Home Loan Bank of Dallas, which is carried at cost and classified as a restricted investment.

At December 31, 2025, all of our investment securities are carried at fair value through accumulated other comprehensive income.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31, 2025			At December 31, 2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Negotiable Order of Withdrawal	$243,798	29.0%	0.06%	$242,575	30.3%	0.07%
Savings	108,483	12.9%	0.07%	110,288	13.8%	0.10%
Money Market	130,587	15.5%	1.92%	131,988	16.5%	1.84%
Certificates of deposit	268,891	32.0%	3.37%	209,856	26.2%	3.23%
Wholesale and brokered certificates of deposit	89,644	10.7%	3.31%	106,035	13.2%	3.39%
Total	$841,403	100.0%	1.62%	$800,742	100.0%	1.63%

At December 31, 2025 and December 31, 2024, the aggregate amount of all uninsured deposits (deposits in excess of the FDIC limit of $250,000 per account) was $120.9 million and $78.9 million, respectively. At December 31, 2025 and December 31, 2024, the aggregate amount of all uninsured certificates of deposit was $63.9 million and $43.2 million, respectively. At December 31, 2025 and December 31, 2024, we had no deposits that were uninsured for any reason other than being in excess of the FDIC limit.

The following table sets forth, by time remaining until maturity, the uninsured certificates of deposit at December 31, 2025.

At December 31, 2025
(Dollars in thousands)
Three months or less	$11,042
Over three months through six months	15,782
Over six months through 12 months	11,979
Over 12 months	25,092
Total	$63,895

Borrowings. We may obtain additional advances from the Federal Home Loan Bank of Dallas upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2025, we had $78.3 million in outstanding advances from the Federal Home Loan Bank of Dallas. At December 31, 2025, based on available collateral and our ownership of Federal Home Loan Bank of Dallas common stock, we had access to up to an additional $352 million of advances from the Federal Home Loan Bank of Dallas.

Properties

Fidelity Bank has 18 full-service branches, including our main office, two drive-up ATM branches, 14 stand-alone ATMs located in southern Louisiana, and one ITM branch. We conduct our operations from our main office in New Orleans, Louisiana. We own 13 of our offices, including our main office. NOLA operated 6 loan production offices, all of which were leased, and these leases transferred to the acquirer of NOLA, effective March 1, 2026. At December 31, 2025 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $57.1 million for continuing operations.

Subsidiary Activities

Fidelity Bank is the sole and wholly-owned subsidiary of FB Bancorp. Fidelity Bank has no subsidiaries.

Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2025, we were not involved in any legal proceedings, the outcome of which we believe would be material to our financial condition or results of operations.

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

Human Capital Resources

At December 31, 2025, we had 323 full-time equivalent employees. Upon the completion of the sale of our mortgage division on March 1, 2026, approximately 108 employees were transferred to the acquirer of NOLA. Our employees are not represented by a collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Investment Activities. Louisiana savings banks are permitted to make investments in specified categories of investment types, including in marketable investment securities, but the total amount of such securities of any one maker or obligor may not exceed 10% of the savings bank’s total capital. Under Louisiana law, “marketable investment securities” do not include stocks but means investment grade marketable obligations in the form of bonds, notes or debentures, of a type customarily sold on recognized exchanges or traded over the counter.

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

Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but qualitative factors as well, and the FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Federal law required the federal banking agencies, including the FDIC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with total consolidated assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2022. In November 2025, the federal banking agencies, including the FDIC, issued a proposed rule to lower the community bank leverage ratio to 8%. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Fidelity Bank has opted out of the community bank leverage ratio framework.

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

CRA. All insured depository institutions have a responsibility under the CRA and its implementing regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers, consistent with safe and sound banking operations. The FDIC is required to assess Fidelity Bank’s record of compliance with the CRA. The CRA requires all institutions insured by the FDIC to publicly disclose their rating. Fidelity Bank received a “Satisfactory” CRA rating in its most recent federal examination in January 2025. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities.

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

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Fidelity Bank. For the year ended December 31, 2025, the FDIC insurance expense for Fidelity Bank was $499 thousand. We cannot predict what assessment rates will be in the future.

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

Cybersecurity Regulations. In 2021, the federal banking agencies adopted rules providing for notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

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

Federal Home Loan Bank System

As noted above, Fidelity Bank is a member of the Federal Home Loan Bank System. The Federal Home Loan Banks provide central credit facilities primarily for member institutions. Members of a Federal Home Loan Bank are required to acquire and hold shares of capital stock in their Federal Home Loan Bank. Fidelity Bank complied with this requirement to hold shares of the Federal Home Loan Bank of Dallas at December 31, 2025.

Bank Holding Company Regulation

Supervision and Enforcement Authority. FB Bancorp is a bank holding company within the meaning of the BHCA. As such, FB Bancorp is registered with the Federal Reserve Board and is subject to regulations, examinations, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over FB Bancorp and its non-bank subsidiaries. The Federal Reserve Board can take informal enforcement actions, including board resolutions or memoranda of understanding, or formal enforcement actions, including written agreements or cease and desist orders, against FB Bancorp. Such actions may require FB Bancorp to take identified corrective actions to address cited concerns and to refrain from taking certain actions. Among other things, the Federal Reserve Board has the power to order a bank holding company or its non-bank subsidiaries to terminate any activity or terminate its ownership or control of such subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

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

Capital. FB Bancorp is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis). The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to the depository institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the Federal Reserve Board increased the threshold for the exception to $3.0 billion, provided that such companies meet certain other conditions such as not engaging in significant non-banking activities. As a result, FB Bancorp will not be subject to the capital requirements until such time as its consolidated assets exceed $3.0 billion or unless otherwise directed by the Federal Reserve Board.

Source of Strength. Under federal law and regulation, bank holding companies must act as a source of strength to their subsidiary depository institutions by providing capital, liquidity, managerial and other support in times of financial stress. This support may be required at times when FB Bancorp may not have the resources to provide support to Fidelity Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary is assumed by the bankruptcy trustee, and entitled to a priority of payment.

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

Minimum Tax. The alternative minimum tax, or “AMT” , for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At December 31, 2025, Fidelity Bank had no minimum tax credit carryforward.

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

As a Maryland corporation, FB Bancorp is required to file an annual report with and pay personal property taxes to the State of Maryland.

Item 1A. Risk Factors.

Risks Related to Our Lending Activities

The Company’s commercial real estate loans involve credit risks that could adversely affect its financial condition and results of operations.

At December 31, 2025, commercial real estate loans totaled $248.7 million, or 33.4% of the Company’s loan portfolio. Commercial real estate loans generally have large balances and depend on the underlying collateral. Because the repayment of commercial real estate loans depends on the successful management and operation of the borrower’s properties or related businesses, their repayment can be affected by adverse conditions in the local real estate market or economy. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing loans. The Company intends to increase its commercial real estate loan portfolios which may increase the corresponding risks and potential for losses from these loans.

The Company’s commercial loans involve credit risks that could adversely affect its financial condition and results of operations.

At December 31, 2025, commercial loans totaled $92.2 million, or 12.4% of the Company’s loan portfolio. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Further, any collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. The Company intends to increase its commercial loan portfolios and as it increases, the corresponding risks and potential for losses from these loans may also increase.

The unseasoned nature of recently originated loans, in particular, commercial real estate and commercial loans, may result in changes in estimating collectability, which may lead to additional provisions or charge-offs, which could hurt the Company’s profits.

The Company continues to seek to grow and diversify its loan portfolio prudently by increasing the origination of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. Pursuant to this strategy, Fidelity Bank’s average balance of loans held for investment during the year ended December 31, 2025, increased by $48.7 million, or 6.8%, compared to the same period in 2024. While to date, the Company has not incurred any losses with regard to loans originated during this period, this portion of the loan portfolio is unseasoned and does not provide the Company with a significant payment history pattern from which to judge future collectability, especially in the event of a future period of declining and unfavorable or recessionary economic conditions. As a result, it may be difficult to predict the future performance of this part of the Company’s loan portfolio. These more recently originated loans may have delinquency or charge-off levels above the Company’s historical experience, which could adversely affect its future financial performance. Further, commercial real estate and commercial loans generally have larger balances and involve a greater risk than one- to four-family residential mortgage loans. Accordingly, if the Company makes any errors in judgment in the collectability of these loans, any resulting charge-offs may be larger on a per loan basis than those incurred historically with its residential mortgage loan or consumer loan portfolios.

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

The Company primarily serves individuals and businesses located in the Southern Louisiana and the New Orleans metropolitan area, the Florida panhandle, and Mississippi. At December 31, 2025, approximately $486.1 million, or 65.3%, of loans held for investment were originated in the New Orleans and North Shore New Orleans metropolitan area. These loans are primarily secured by real estate in these market areas. Therefore, our success is largely dependent on the economic conditions, including employment levels, population growth, income levels, savings trends and government policies in these market areas. Although the Company’s loan portfolio has very limited exposure to commercial office space in downtown New Orleans, increased vacancies in this market resulting in depressed prices could further effect on the New Orleans metropolitan area. Moreover, the continued trend of hybrid and remote work would likely result in increased vacancy rates in commercial office space throughout the New Orleans metropolitan area which could also negatively affect the demand for retail occupancy and sales in surrounding areas, any of which could adversely affect the value of the properties used as collateral for such loans. Similarly, weaker economic conditions caused by recessions, unemployment, inflation, a decline in real estate values or other factors beyond the Company’s control may adversely affect the ability of its borrowers to service their debt obligations and could result in higher loan and lease losses and lower net income for the Company.

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

Inflation rose sharply at the end of 2021 and remained at an elevated level through 2025. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. At December 31, 2025, we estimate that we would experience a 11.74% decrease in EVE in the event of an instantaneous 200 basis point increase in interest rates, and a 10.02% increase in EVE in the event of an instantaneous 200 basis point decrease in market rates.

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

Artificial Intelligence presents risks and challenges that may adversely affect our business.

Many companies in the finance industry including us and our vendors have begun incorporating artificial intelligence (“AI”) software and applications into our business activities in order to increase productivity. The AI industry worldwide is developing rapidly, as is the legal and regulatory environment around its use. Reliance on AI therefore presents risks and challenges as we adapt to evolving rules and regulations, concerns regarding data privacy and misuse of intellectual property, and data biases and accuracy of responses to inquiries during use. These potential issues could raise compliance costs and increase security and liability concerns, which may reduce any productivity gained through its use. The complexity surrounding AI use makes it difficult to know the expected impact on our business.

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

Fidelity Bank is subject to extensive regulation, supervision and examination by the LOFI and the FDIC. FB Bancorp is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of Fidelity Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by the Company and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

FB Bancorp qualifies as an “emerging growth company” under the JOBS Act. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. As an emerging growth company, FB Bancorp also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors to audit our internal control over financial reporting. In addition, as an emerging growth company, we have elected to take advantage of the extended transition periods for adopting new or revised financial accounting standards until the date they are required to be adopted by private companies (however, if any new or revised financial accounting standards would not apply to private companies, we would not be able to delay their adoption). Accordingly, our financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

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

      Due to the geographic regions in which we operate, which are primarily coastal areas, we are exposed to risks created by severe weather events that may negatively affect our revenues, costs, and liabilities, despite efforts we undertake to plan for these events. Hurricanes and other natural disasters have historically impacted spending and credit performance in the areas affected as well as the ability to obtain flood insurance. Other disasters or catastrophic events in the future, and the impact of such events on Fidelity Bank and its customers, the banking industry or the overall economy could have a negative effect on our business, results of operations and real property. These environmental risks can also directly affect our residential lending and investment portfolios, and more broadly, could materially impact our results of operations, financial condition, and liquidity.

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

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the board of directors. The Incident Response Plan is coordinated through the Information Technology Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

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

Item 2. Properties.

At December 31, 2025, the Company and the Bank conducted our business through 18 full-service branches, including our main office, two drive-up ATM branches and 14 stand-alone ATMs located in southern Louisiana, one ITM branch, and 6 loan production offices throughout Louisiana, Florida and Mississippi. The aggregate net book value of premises and equipment was $57.1 million at December 31, 2025.

The following table sets forth information regarding our offices at December 31, 2025.

Location	Leased or Owned	Year Acquired	Approximate Square Footage

Main Office:
353 Carondelet Street New Orleans, LA 70130 Orleans Parish	Owned	2020	18,548
Branch Offices:

Algiers Branch 3511 General DeGaulle Dr. New Orleans, LA 70114 Orleans Parish	Owned	1908	3,925

Baton Rouge – Bluebonnet Blvd. Branch 6920 Bluebonnet Blvd. Baton Rouge, LA 70810 East Baton Rouge Parish	Owned	2023	4,200

Baton Rouge – Corporate Blvd. Branch 5643 Corporate Blvd. Baton Rouge, LA 70808 East Baton Rouge Parish	Owned	2005	5,000

Covington Branch 2201 US Hwy 190 North Covington, LA 70433 St. Tammany Parish	Owned	1997	3,400

Gretna Branch 1888 Belle Chasse Hwy Gretna, LA 70056 Jefferson Parish	Owned	2002	3,400

Hammond Branch 500 CM Fagan Dr. Hammond, LA 70403 Tangipahoa Parish	Owned	2002	6,860

Kenner Branch 3720 Williams Blvd. Kenner, LA 70065 Jefferson Parish	Leased	1985	4,200

Lafayette Branch 1420 Camellia Blvd. Lafayette, LA 70508 Lafayette Parish	Owned	2025	9,896

Lakeview Branch 149 Allen Toussaint Blvd. New Orleans, LA 70124 Orleans Parish	Leased	1995	2,800

Mandeville Branch 2550 Florida St. Mandeville, LA 70448 St. Tammany Parish	Owned	2008	3,800

Metairie Branch 1811 Metairie Ave. Metairie, LA 70005 Jefferson Parish	Leased	2008	8,400

New Orleans East Branch 5530 Crowder Blvd. New Orleans, LA 70127 Orleans Parish	Owned	2008	3,000

River Ridge Branch 9099 Jefferson Hwy. River Ridge, LA 70123 Jefferson Parish	Leased	1998	3,400

Slidell Branch 1901 Gause Blvd. Slidell, LA 70461 St. Tammany Parish	Owned	1998	3,400

The Rink Branch 2729 Prytania St. New Orleans, LA 70130 Orleans Parish	Leased	2022	2,037

Uptown Branch 1201 S. Carrollton Ave. New Orleans, LA 70118 Orleans Parish	Owned	1990	6,000

Veterans Branch 3829 Veterans Blvd. Metairie, LA 70002 Jefferson Parish	Owned	1908	6,400

South Market Branch 1011 Julia St., Ste. 112A New Orleans, LA 70113 Orleans Parish	Leased ITM Only	2020	2,037

NOLA Loan Production Offices(1):

299 Apache Dr., Ste A McComb, MS 39648 Pike County	Leased	2021	1,200

1000 Chinaberry Dr., Ste 402 Bossier City, LA 71111 Bossier Parish	Leased	2021	1,108

25 W Cedar St., Ste 500 Pensacola, FL 32502 Escambia County	Leased	2017	1,437

196 Charmant Pl., Ste 4 Ridgeland, MS 39157 Madison County	Leased	2019	1,800

7820 Maple St. New Orleans, LA 70118 Orleans Parish	Leased	2014	2,000

5400 Nelson Road Lake Charles, LA 70605 Calcacieu Parish	Leased	2022	1,547

(1)All leased NOLA loan production offices transferred to and were assumed by the purchaser NOLA Lending Group, effective March 1, 2026.

Each branch location has an ATM and a drive-thru facility. We believe that our current facilities are adequate to meet our present and foreseeable needs. We currently do not have any current plans or understandings to expand our office network.

Item 3. Legal Proceedings.

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2025, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for FB Bancorp’s Common Stock

FB Bancorp’s common stock is listed on the Nasdaq Global Select Market under the trading symbol “FBLA.” Trading in the Company’s common stock commenced on October 23, 2024. As of March 26, 2026, there were 17,159,436 shares of the Company’s common stock issued and outstanding, and approximately 460 stockholders of record. Certain shares of FB Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Issuer Purchases of Equity Securities

On January 14, 2026, FB Bancorp, Inc. announced the completion of its initial stock repurchase program, pursuant to which it repurchased 1,983,750 shares of its common stock, or 10% of its then outstanding shares, at an average price of $12.725 per share, inclusive of trading costs and commissions. On February 9, 2026, FB Bancorp, Inc. announced the authorization of an additional program to repurchase up to 1,785,375 shares of its outstanding common stock, which equals approximately 10% of shares then outstanding.

There were no sales of unregistered equity securities during the year ended December 31, 2025.

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

Continuing to seek to grow and diversify our loan portfolio prudently by increasing originations of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. We intend to continue to prudently increase our originations of commercial real estate and commercial loans in order to diversify our loan portfolio and increase yield. At December 31, 2025, commercial real estate loans amounted to $248.7 million, or 33.4% of total loans and commercial loans amounted to $92.2 million, or 12.4% of total loans.

Continuing to seek ways to decrease the cost of product delivery and increase operating efficiency. The sale of NOLA Lending Group allowed the Company to exit a business segment that had lost approximately $2.7 million in 2025 and reduce total employees by approximately 108 individuals. This allows the Company to focus on its core banking segment. Increased efficiency is still a business strategy through asset growth, more efficient use of third party vendors, staffing level adjustments, and disciplined capital expenditures.

Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At December 31, 2025, our non-performing loans totaled 2.27% of total loans.

Continuing to attract and retain customers in our current market areas and growing our low-cost “core” deposit base while expanding our offices and banking activity in the Baton Rouge and Lafayette, Louisiana markets. We consider our core deposits to include NOW accounts, statement savings accounts, money market accounts, and other savings deposit accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $482.9 million, or 57.4% of total deposits, at December 31, 2025. We have expanded our deposit and lending activities into the Baton Rouge and Lafayette, Louisiana markets over the last several years, including the hiring of Market Area Presidents and lending teams and we anticipate that these efforts will continue.

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

Continuing to grow through organic growth while also considering opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital we raised in the stock offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market areas or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new or de novo branch offices, and/or acquiring branch offices. The capital we raised in the stock offering would help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

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

The following represent our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management estimates the allowance for credit losses balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.

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

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets were $1.26 billion at December 31, 2025, an increase of $34.5 million, or 2.82%, from $1.22 billion at December 31, 2024. The increase was primarily due to growth primarily in securities available for sale, partially offset by decreases in cash equivalents and loans held for investment.

Interest-Bearing Deposits at Other Financial Institutions. Interest-bearing deposits at other financial institutions decreased by $41.6 million, or 45.22%, to $50.4 million at December 31, 2025 from $92.0 million at December 31, 2024. The decrease was primarily due to securities available for sale purchases and $22.2 million in common stock repurchases, pursuant to our outstanding stock repurchase program.

Available-for-Sale Investment Securities. Investment securities were $326.3 million at December 31, 2025, an increase of $82.2 million, or 33.68%, from $244.1 million at December 31, 2024. The increase was primarily due to purchases totaling $112.3 million during 2025.

The weighted average yield on investment securities was 3.79% for the year ended December 31, 2025, compared to 3.68% for the year ended December 31, 2024, reflecting the increase in market rates of interest between the periods.

Loans Held for Investment, Net. Loans held for investment, net, were $737.7 million at December 31, 2025, a decrease of $13.0 million, or 1.73%, from $750.7 million at December 31, 2024 due to reduced loan demand in the second half of 2025.

The largest loan category increases came from the commercial and commercial real estate loan portfolios. This portfolio grew $4.9 million, or 1.46%, and reflects management’s strategy to grow commercial loans, including our expanded lending activities into the Baton Rouge and Lafayette markets in Louisiana.

Deposits. Deposits increased by $40.7 million, or 5.08%, to $841.4 million at December 31, 2025 from $800.7 million at December 31, 2024. Core deposits (defined as all deposits other than certificates of deposit) decreased $2.0 million, or 0.41%, to $482.9 million at December 31, 2025 from $484.9 million at December 31, 2024. Certificates of deposit increased $42.6 million, or 13.50%, to $358.5 million at December 31, 2025 from $315.9 million at December 31, 2024. Our certificates of deposit included $89.6 million in wholesale and brokered certificates of deposit at December 31, 2025 and $106.0 million at December 31, 2024. Such deposits generally tend to be at higher yields than other types of deposits and generally do not represent direct customer relationships, but are utilized, in part, to fund loan originations and security purchases. Approximately $27.0 million of the 2025 total deposits increases came from the new Lafayette branch opened in August 2025.

Total Equity. Total equity decreased $11.8 million, or 3.62%, to $314.5 million at December 31, 2025 from $326.3 million at December 31, 2024. The decrease resulted primarily from common stock repurchases totaling $22.2 million, offset by retained earnings and decreases of unrealized losses of securities available for sale. For more information about changes to total equity, see the Consolidated Statement of Changes in Stockholders’ Equity statement as included with the financial statements, which appear beginning on page F-1 herein.

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

	For the twelve months ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$80,384	$3,268	4.07%	$73,451	$3,444	4.69%
Securities	273,977	10,377	3.79%	246,990	9,085	3.68%
Loans held for investment	763,594	54,707	7.16%	714,884	51,445	7.20%
Loans held for sale	27,345	1,764	6.45%	30,258	1,915	6.33%
Total earning assets (4)	1,145,300	70,116	6.12%	1,065,583	65,889	6.18%
Non-interest-earning assets:
Cash and cash equivalents	7,418			6,716
Fixed Assets	57,050			52,583
Allowance for credit losses	(6,222)			(6,065)
Other	45,197			53,892
Total non-interest-earning assets	103,443			107,126
Total Assets	$1,248,743			$1,172,709
Interest-bearing liabilities:
Interest-bearing demand deposits	$108,656	$222	0.20%	$113,819	$220	0.19%
Interest-bearing savings and money market deposits	233,050	2,750	1.18%	227,373	1,842	0.81%
Certificates of deposit	352,591	12,171	3.45%	280,756	9,134	3.25%
Total interest-bearing deposits	694,297	15,143	2.18%	621,948	11,196	1.80%
Interest-bearing borrowings	66,204	2,661	4.02%	179,663	8,237	4.58%
Total interest-bearing liabilities	760,501	17,804	2.34%	801,611	19,433	2.42%
Non-interest:
Demand deposits	144,443			164,276
Other liabilities	13,298			16,577
Total non-interest liabilities	157,741			180,853
Total Equity	330,501			190,245
Total liabilities and equity	$1,248,743			$1,172,709
Net interest income		$52,312			$46,456
Net interest-earning assets (1)	$384,799			$263,972
Net interest rate spread (2)			3.78%			3.76%
Net yield on interest-earning assets (3)			4.57%			4.36%
Average of interest-earning assets to interest-bearing liabilities	150.60%			132.93%
Average equity to assets	26.47%			16.22%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.
(4)	$4.3 million and $5.0 million of interest on earning assets represents origination fees, discount fees and interest income from discontinued operations for 2025 and 2024, respectively.

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

	Twelve months ended December 31, 2025 vs. Twelve months ended December 31, 2024
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$325	$(501)	$(176)
Securities	993	299	1,292
Loans	3,506	(244)	3,262
Loans held for sale	(185)	34	(151)
Total interest-earning assets	4,639	(412)	4,227
Interest-bearing liabilities:
Interest-bearing demand deposits	(10)	12	2
Interest-bearing savings and money market deposits	46	862	908
Certificates of deposit	2,337	700	3,037
Total interest-bearing deposits	2,373	1,574	3,947
Interest-bearing borrowings	(5,202)	(374)	(5,576)
Total interest-bearing liabilities	(2,829)	1,200	(1,629)
Net interest income	$7,468	$(1,612)	$5,856

Comparison of Operating Results From Continuing Operations for the Years Ended December 31, 2025 and 2024

General. Net income from continuing operations of $3.9 million was recorded for the year ended December 31, 2025, an increase of $2.4 million, or 161.43%, from net income from continuing operations of $1.5 million for the year ended December 31, 2024. The increase in net income was primarily due to an increase of $6.6 million, or 15.82%, in net interest income partially offset by a $2.7 million, or 6.40%, increase in total non-interest expenses.

Interest Income. Interest income increased $4.9 million, or 8.10%, to $65.9 million for the year ended December 31, 2025, compared to $60.9 million for the year ended December 31, 2024. This increase was attributable to an increase in total average earning assets and an increased yield on investments available for sale.

The average balance of loans held for investment during the year ended December 31, 2025 increased $48.7 million, or 6.81%, while the average yield on loans decreased to 7.16% for the year ended December 31, 2025, from 7.20% for the year ended December 31, 2024. The decrease in average yield on loans was due to decreasing rates on loans tied to the prime rate, partially offset by commercial fixed rate pricing. The prime rate fell by 0.75% during 2025.

The average balance of investment securities increased $27.0 million, or 10.93%, to $274.0 million for the year ended December 31, 2025 from $247.0 million for the year ended December 31, 2024, while the average yield on investment securities increased to 3.79% for the year ended December 31, 2025 from 3.68% for the year ended December 31, 2024. The increase in the average yield on securities was due primarily to the increase in market rates of interest between the periods.

The average balance of interest earning cash and cash equivalents increased $6.9 million, or 9.44%, for the year ended December 31, 2025, while the average yield decreased to 4.07% for the year ended December 31, 2025 from 4.69% for the year ended December 31, 2024. The average yield on cash and cash equivalents reflected the decreases in overnight interest paid at the Federal Reserve.

Interest Expense. Total interest expense decreased $1.6 million, or 8.38%, to $17.8 million for the year ended December 31, 2025, from $19.4 million for the year ended December 31, 2024. The decrease was primarily due to a decrease in the average balance of borrowed funds of $113.5 million, or 63.15%, due to the retirement of borrowings late in 2024 funded by cash received from the stock offering. Interest expense for total deposits increased $3.9 million, or 35.25%, to $15.1 million for the year ended December 31, 2025, from $11.2 million for the year ended December 31, 2024. The cost of deposits increased to 2.18% for the year ended December 31, 2025 from 1.80% for the year ended December 31, 2024, reflecting the increase in the average balances of certificates of deposits of 25.59% for the year ending December 31, 2025.

Net Interest Income. Net interest income increased $6.6 million, or 15.82%, to $48.0 million for the year ended December 31, 2025, from $41.4 million for the year ended December 31, 2024. The increase was due to growth in total average earning assets, growth in the yield of investments available for sale, and the decrease in the average balance of other borrowed funds.

Provision for Credit Losses. There was a $1.7 million provision for credit losses for the year ended December 31, 2025 compared to a $1.5 million provision for the year ended December 31, 2024, representing a 12.42% increase. The increase in the provision for credit losses was due primarily to an increase in non-performing loans. The allowance for credit losses was $6.3 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively, and represented 0.85% of total loans at December 31, 2025 and 0.82% of total loans at December 31, 2024.

Total non-performing loans were $16.9 million at December 31, 2025, compared to $13.0 million at December 31, 2024. Classified loans totaled $20.5 million at December 31, 2025, compared to $15.8 million at December 31, 2024, and total loans past due greater than 30 days were $33.3 million and $34.6 million at those respective dates. Special mention loans were $1.6 million at December 31, 2025 compared to $2.1 million at December 31, 2024. As a percentage of non-performing loans, the allowance for credit losses was 37.3% at December 31, 2025 compared to 48.1% at December 31, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at December 31, 2025. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $4.1 million for the year ended December 31, 2025, a decrease of $515 thousand, or 11.07%, from $4.7 million for the year ended December 31, 2024. The decrease was primarily due to $343 thousand decrease in service charges and fees on deposit accounts and a $394 thousand decrease in mortgage servicing revenue that is part of other non-interest income on the consolidated statements of operations.

Non-interest Expense. Non-interest expense increased $2.7 million, or 6.40%, to $45.6 million for the year ended December 31, 2025, compared to $42.9 million for the year ended December 31, 2024. The increase was primarily due to a $1.6 million, or 6.53%, increase in salaries and employee benefits due to severance relating to reorganization of the Bank, added staff for the Lafayette branch opened by the Bank in August, and normal pay increases, a $584 thousand, or 8.83%, increase in occupancy and equipment related to the new Lafayette branch and new ATM servicing contracts, a $491 thousand, or 11.12%, increase in data processing due to data enhancements and additional products, and a $909 thousand, or 17.38%, increase in other general and administrative expenses due to costs related to professional fees and insurance related to ESOP, SEC compliance related to the Company's status as a public company, partially offset by a $809 thousand, or 49.51%, decrease in advertising and marketing. The Company does expect approximately $1.1 million in annual salaries and employee benefits savings for 2026 related to reductions in force of employees whose costs were included in continuing operations but had shared duties related to the discontinued mortgage operations.

Provision for Income Taxes. An expense of $870 thousand was recognized for the year ended December 31, 2025, compared to an expense of $195 thousand for the year ended December 31, 2024. The fluctuations in the income tax provisions was directly related to fluctuations in net income before income taxes.

Comparison of Operating Results From Discontinued Operations for the Years Ended December 31, 2025 and 2024

General. On December 31, 2025, the Bank entered into an agreement to sell substantially all of the assets and liabilities of the Bank’s mortgage banking segment, NOLA Lending Group. The Company financial statements reflect discontinued operations for the current period and retrospectively for prior periods under ASC 205-20. Net loss from discontinued operations was $2.7 million for the year ended December 31, 2025, a $5.0 million reduction from the $7.7 million loss for the year ended December 31, 2024. This reduction was primarily due to the 2024 goodwill impairment charge of $5.8 million. For more information about the discontinued operations of NOLA Lending group, see the Consolidated Financial Statements, including Note 2, which appear beginning on page F-1 herein.

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

The following table sets forth, at December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

December 31, 2025
				EVE as a Percentage of Present Value Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
(Dollars in thousands)
400	$256,275	$(82,199)	(24.29)%	20.18%	(647)
300	276,930	(61,544)	(18.18)%	21.81%	(484)
200	298,740	(39,734)	(11.74)%	23.52%	(313)
100	318,620	(19,854)	(5.87)%	25.09%	(156)
-	338,474	—	—%	26.65%	—
(100)	358,937	20,463	6.05%	28.26%	161
(200)	372,397	33,923	10.02%	29.32%	267

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2025, we would have experienced a 11.74% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 10.02% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated increase (decreases) in the percentage of change in EVE in the table above are within the Board of Director's guidelines.

Change in Net Interest Income. The following table sets forth, at December 31, 2025, the calculation of the estimated changes in our net interest income, or “NII” , that would result from the designated immediate changes in the United States Treasury yield curve.

December 31, 2025
Change in Interest Rates (basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$46,970	(0.20)%
+300	47,817	1.60%
+200	48,194	2.40%
+100	47,770	1.50%
Level	47,064	—%
(100)	45,087	(4.20)%
(200)	42,969	(8.70)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2025, we would have a 2.40% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.70% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated decreases in the percentage of change in the net interest income in the table above are within the Board of Directors’ guidelines.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities and sales of mortgage loans. We have the ability to borrow from the Federal Home Loan Bank of Dallas, at December 31, 2025, we had outstanding borrowings of $78.3 million. At December 31, 2025, we had the capacity to borrow an additional $351.8 million from the Federal Home Loan Bank of Dallas and an additional $138.4 million from the Federal Reserve Board discount window.

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

At December 31, 2025, Fidelity Bank’s Tier 1 leverage capital was $255.3 million, or 20.02% of adjusted assets. Accordingly, it was categorized as well-capitalized at December 31, 2025. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 12 to the notes to financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements. At December 31, 2025, we had $268.0 million of outstanding commitments to originate loans, which included $228.2 million in revolving lines of credit, $20.1 million in residential construction loans and $19.7 million in commercial construction loans and lines of credit. At December 31, 2025, none of our revolving lines of credit related to commercial real estate loans. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2025 totaled $217.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 8. Financial Statements and Supplementary Data.

The following are included in this item:

A.	Report of Independent Registered Public Accounting Firm (PCAOB ID: 274 EisnerAmper LLP )
B.	Consolidated Financial Statements:
	(1)	Consolidated Statements of Financial Condition as of December 31, 2025 and 2024
	(2)	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
	(3)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025 and 2024
	(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024
	(5)	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
	(6)	Notes to Consolidated Financial Statements
C.	FB Bancorp, Inc. Condensed Financial Statements:
	(1)	Condensed Statements of Financial Condition as of December 31, 2025 and 2024
	(2)	Condensed Statements of Operations for the years ended December 31, 2025 and 2024
	(3)	Condensed Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

As of December 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

(c) Attestation Report of the Registered Public Accounting Firm

Not applicable because the Company is an emerging growth company.

(d) Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Company’s directors, executive officers, and corporate governance is included under the sections titled “Other Information Relating to Directors and Executive Officers — Delinquent Section 16(a) Reports Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers,” “— Committees of the Board of Directors — Audit Committee,” and “— Insider Trading Policy and Arrangements” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

A copy of the Code of Ethics for Senior Officers is available to shareholders under the “Governance Documents” portion of the Bank’s website at www.investor.bankwithfidelity.com.

Item 11. Executive Compensation.

Information regarding executive compensation is presented under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

The following table sets forth information regarding outstanding options and shares under the Equity Compensation Plans at December 31, 2025:

	Number of Securities to be		Number of Securities
	Issued Upon Excerice of	Weighted Average	Remaining Available for
Plan	Outstanding Options and rights(1)	Exercise Price(2)	Issuance Under Plan(3)
2025 Equity Incentive Plan	1,983,750	$13.16	1,388,630
Total	1,983,750	$13.16	1,388,630

(1)Consists of outstanding stock options to purchase 1,983,750 shares of common stock granted under the Company’s stock-based compensation plans.

(2)The weighted average exercise price reflects: a exercise price of $13.16 for 595,120 stock options granted in 2025.

(3)Represents the number of available shares that may be granted as stock options and other stock awards under the Company’s stock-based compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Corporate Governance — Director Independence” and “Other Information Relating to Directors and Executive Officers — Transactions with Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1 Articles of Incorporation of FB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), as filed on March 4, 2024)

3.2 Bylaws of FB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No333-277630), as filed on March 4, 2024)

4.1 Form of Common Stock Certificate of FB Bancorp, Inc. (incorporated by reference to Exhibit 4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), as filed on March 4, 2024)

4.2 Description of Registrant’s Securities (incorporated by reference to the Company’s Registration Statement on Form 8-A (Commission File No. 001-42380), as filed on October 22, 2024)

10.1 Employment Agreement between Fidelity Bank and Katherine A. Crosby (incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), as filed on April 15, 2024)†

10.2 Employment Agreement between Fidelity Bank and Christopher S. Ferris (incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), as filed on March 4, 2024)†

10.3 FB Bancorp, Inc. 2025 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Shareholders of FB Bancorp, Inc., filed by the Company under the Exchange Act on October 27, 2025 (File No. 001-42380))†

19 Policy Regarding Insider Trading (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 27, 2025)

21 Subsidiaries of Registrant

23 Consent of EisnerAmper LLP

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97 FB Bancorp, Inc. Clawback Policy (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 27, 2025)

101 The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

† Denotes a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of FB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Metairie, Louisiana

March 26, 2026

FB Bancorp, Inc.

Consolidated Statements of Financial Condition

December 31, 2025 and 2024

(Dollars in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS	(Dollars in thousands)
Cash and due from banks	$9,872	$6,841
Interest-bearing deposits at other financial institutions	50,397	92,004
Total cash and cash equivalents	60,269	98,845

Securities available for sale, at fair value (amortized cost of $336,347 and $264,639, respectively)	326,346	244,119
Loans held for investment	743,956	756,897
Less: allowance for credit losses	(6,289)	(6,244)
Loans held for investment, net	737,667	750,653
Federal Home Loan Bank stock, at cost	3,650	4,354
Bank owned life insurance	15,341	14,986
Accrued interest receivable	5,688	5,729
Premises and equipment, net	57,105	53,162
Other real estate owned	1,349	610
Mortgage servicing rights	904	1,078
Prepaid expenses	1,908	2,029
Other assets	15,299	16,575
Assets from discontinued operations, at fair value	29,880	28,793

Total assets	$1,255,406	$1,220,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$133,506	$132,258
Interest bearing	707,897	668,484
Total deposits	841,403	800,742

Advances by borrowers for taxes and insurance	6,298	6,152
Other borrowings	78,257	73,500
Accrued interest payable	392	380
Other liabilities	11,063	9,010
Liabilities from discontinued operations, at fair value	3,543	4,894
Total liabilities	940,956	894,678

Stockholders' Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 120,000,000 shares authorized; 18,089,741 and 19,837,500 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	181	198
Additional paid-in capital	171,503	193,571
Unearned ESOP shares - 1,460,040 and 1,523,520 shares as of December 31, 2025 and December 31, 2024, respectively	(16,498)	(17,215)
Retained earnings	167,165	165,912
Accumulated other comprehensive income (loss)	(7,901)	(16,211)
Total stockholders' equity	314,450	326,255

Total liabilities and stockholders' equity	$1,255,406	$1,220,933

The accompanying notes are an integral part of these consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except share data)

	For the years ended December 31,
	2025	2024
Interest and dividend income
Interest and fees on loans	$52,161	$48,349
Interest and dividends on investment securities	10,377	9,085
Interest on deposits in other banks	3,268	3,443
Total interest and dividend income	65,806	60,877

Interest expense
Deposits	15,143	11,196
Borrowed funds	2,661	8,237
Total interest expense	17,804	19,433

Net interest income	48,002	41,444
Provision for credit losses	1,720	1,530
Net interest income after provision for credit losses	46,282	39,914

Non-interest income
Service charges and fee income from deposit accounts	2,565	2,908
Gain (loss) on sales, disposal, or impairment of assets	(87)	(283)
Gain on sales of available for sale securities	214	285
Other non-interest income	1,444	1,741
Total non-interest income	4,136	4,651

Non-interest expenses
Salaries and employee benefits	25,404	23,846
Occupancy and equipment	7,197	6,613
Directors’ fees	755	618
Data processing	4,908	4,417
Advertising and marketing	825	1,634
Mortgage servicing rights amortization	375	503
Other general and administrative	6,139	5,230
Total non-interest expenses	45,603	42,861

Income from continuing operations before income taxes	4,815	1,704
Income tax expense from continuing operations	870	195

Net income from continuing operations	3,945	1,509
Loss from discontinued operations before income taxes	(3,285)	(8,055)
Income tax benefit from discontinued operations	(593)	(332)
Net loss from discontinued operations	(2,692)	(7,723)
Net Income (loss)	$1,253	$(6,214)
Basic and diluted earnings (loss) per common share:
Continuing operations	$0.22	$0.42
Discontinued operations	(0.15)	(2.16)
Total earnings (loss) per share - basic and diluted	$0.07	$(1.74)
Weighted average shares outstanding	18,198,152	3,561,894

The accompanying notes are an integral part of these consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
	2025	2024
	(Dollars in thousands)
Net income (loss)	$1,253	$(6,214)
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	10,733	(755)
Reclassification adjustment for (gains) losses realized on securities available for sale	(214)	(285)
Net unrealized gains (losses)	10,519	(1,040)
Tax effect	(2,209)	218
Total other comprehensive income (loss)	8,310	(822)

Total comprehensive income (loss)	$9,563	$(7,036)

The accompanying notes are an integral part of these consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2025 and 2024

(Dollars in thousands, except share data)

					Accumulated	Unallocated
	Common		Additional		Other	Common	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Stock Held By	Stockholders'
	Issued	Stock	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2023	-	$-	$-	$172,126	$(15,389)	$-	$156,737

Comprehensive income (loss):
Net income (loss)	-	-	-	(6,214)	-	-	(6,214)
Other comprehensive income (loss), net of tax	-	-	-	-	(822)	-	(822)
Total comprehensive income (loss)							(7,036)

Issuance of common stock (net of issuance costs of $4.7 million)	19,837,500	198	193,519	-	-	-	193,717
Purchase of common shares by the ESOP (1,587,000 shares)	-	-	-	-	-	(17,932)	(17,932)
ESOP shares committed to be released (63,480 shares)	-	-	52	-	-	717	769

Balance at December 31, 2024	19,837,500	198	193,571	165,912	(16,211)	(17,215)	326,255

Comprehensive income (loss):
Net income (loss)	-	-	-	1,253	-	-	1,253
Other comprehensive income (loss), net of tax	-	-	-	-	8,310	-	8,310
Total comprehensive income (loss)							9,563

Repurchase of common stock	(1,747,759)	(17)	(22,138)	-	-	-	(22,155)
Stock-based compensation	-	-	45	-	-	-	45
ESOP shares committed to be released (63,480 shares)	-	-	25	-	-	717	742

Balance at December 31, 2025	18,089,741	$181	$171,503	$167,165	$(7,901)	$(16,498)	$314,450

The accompanying notes are an integral part of these consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

	For the years ended December 31,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$3,945	$1,509
Net loss from discontinued operations	(2,692)	(7,723)
Net income (loss)	$1,253	$(6,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,715	2,532
Amortization of mortgage servicing rights	375	503
Net (accretion) amortization on securities	(2,066)	(830)
Provision (benefit) for credit losses	1,720	1,530
ESOP expense	742	769
Increase in cash surrender value of life insurance	(355)	(346)
Loss on sales and disposal of assets	87	283
Federal Home Loan Bank stock dividends	(199)	(248)
Net gain on sales of available for sale securities	(214)	(285)
Deferred income taxes (benefit)	(290)	12
Stock-based compensation	45	—
Changes in other operating assets and liabilities	4,075	7,280
Net cash provided by (used in) operating activities of continuing operations	7,888	4,986
Net cash provided by (used in) operating activities of discontinued operations	(5,130)	(4,172)
Net cash provided by (used in) operating activities	2,758	814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(112,330)	(35,423)
Proceeds from maturities, prepayments, and sales of securities available for sale	42,902	41,277
Purchase of FHLB stock	(288)	—
Redemption of FHLB stock	1,191	—
(Increase) decrease in loans held for investment, net	9,384	(95,007)
Purchases of premises and equipment	(6,658)	(5,366)
Proceeds from sale of Company owned assets or other real estate owned	1,056	2,227

Net cash provided by (used in) investing activities	(64,743)	(92,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	40,661	31,454
Proceeds from other borrowings	73,500	144,500
Payments on other borrowings	(68,743)	(243,200)
Net change in advances by borrowers for taxes and insurance	146	(5,324)
Net proceeds from issuance of common stock	—	187,850
Purchase of over subscibed common stock for ESOP	—	(12,065)
Common stock repurchased	(22,155)	—

Net cash provided by (used in) financing activities	23,409	103,215

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,576)	11,737
Cash and cash equivalents at beginning of period	98,845	87,108
Cash and cash equivalents at end of period	$60,269	$98,845

Supplemental Disclosures For Cash Flow Information:
Cash paid for interest on deposits and borrowings	$17,793	$19,577
Cash paid for income taxes	$3	$1,244
Loans transferred to other real estate owned	$1,882	$2,305
Purchase of common stock for ESOP within original offering	$-	$5,867

The accompanying notes are an integral part of these consolidated financial statements.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

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

On December 31, 2025, the Bank entered into an Asset Purchase Agreement (“Purchase Agreement”) with First Federal Bank, Lake City, Florida, for the sale of substantially all of the assets and liabilities of its mortgage banking segment, NOLA Lending Group. Substantially all of the historical results of the previously reported NOLA mortgage lending division operations have been reflected as discontinued operations in our financial statements for all periods presented. The assets and liabilities associated with the discontinued operations have been classified as assets and liabilities of discontinued operations in our statements of financial condition. The sale was completed on March 1, 2026. For more information, see Note 2.

A summary of the significant accounting policies of the Bank consistently applied in the preparation of the accompanying financial statements follows. The accounting principles followed by the Bank and the methods of applying them are in conformity with both accounting principles generally accepted in the United States of America and prevailing practices of the banking industry.

Discontinued Operations

The Company classifies assets and liabilities as held for sale when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable to occur within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate it is unlikely significant changes to the plan will be made or the plan will be withdrawn. An asset or business that meets the criteria for held for sale classification is reported as discontinued operations when the disposal represents a strategic shift that has had or will have a major effect on the Company’s operating results.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Assets and liabilities of discontinued operations are presented separately in the Consolidated Statements of Financial Condition for current and prior periods commencing in the period in which the asset or business meets all of the held for sale criteria described above. Net income or loss from discontinued operations is separately reported in the Consolidated Statements of Operations for current and prior periods commencing in the period in which the asset or business meets all of the held for sale criteria described above, including any gain or loss recognized on the sale or adjustment of the carrying amount to fair value less cost to sell.

Certain activity of NOLA impacting the Company's footnote disclosures have been removed or revised. The footnote disclosures included herein are presented on a continuing operations basis, unless otherwise noted.

Refer to Note 2. Discontinued Operations for additional information.

Basis of Presentation and Consolidation

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

Operating Segments

Generally accepted accounting principles require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker ("CODM") in deciding how to allocate resources to segments.

See additional segment disclosure information in Note 20. Segment Information.

Estimates

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

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions and the real estate industry.

Other material estimates that are particularly significant relate to the discontinued mortgage banking operations under NOLA. These estimates include the Bank’s fair value measurements of loans held for sale from discontinued operations, interest rate locks granted to consumers from discontinued operations, and other derivative assets used for hedging the interest rate risk of NOLA’s mortgage business from discontinued operations.

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

Commercial real estate loans, including commercial construction loans, represented approximately 33% and 32% of the total portfolio at December 31, 2025 and 2024 respectively.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents are defined as cash, interest-bearing deposits and noninterest-bearing demand deposits at other financial institutions with maturities less than one year. Generally, interest bearing deposits with banks have maturities of three months or less and federal funds are sold for one-day periods.

Advertising

The Bank expenses the costs of advertising as incurred.

Investment Securities

Generally, the Bank invests in Federal Agency securities, such as, Federal Home Loan Bank (FHLB) and mortgage backed securities of Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA), Federal Home Loan Mortgage Corporation (FHLMC), Small Business Administration (SBA) and corporate bonds.

Debt securities are classified as available-for-sale based on management’s intent and recorded at fair value, with unrealized gains and losses excluded from earnings and recognized, net of income taxes, in other comprehensive income (loss) and in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The Bank had no held to maturity or trading securities as of December 31, 2025 or 2024.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Bank evaluates available-for-sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit loss on the statement of financial condition, limited to the amount by which the amortized cost basis exceeds the fair value with a charge to earnings. In evaluating available-for-sale securities in unrealized loss positions for impairment, management considers the magnitude as well as the reasons for the decline, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, whether the Bank intends to or would be required to sell the securities before a full recovery of costs and the results of reviews of the issuers' financial condition, among other facts.

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

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

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

Loans held for sale are stated at fair value in assets from discontinued operations on the consolidated statements of financial condition. The fair value includes any differentiation of the loans interest rates compared to similar loans delivered to investors, the expected servicing value of the loans, and any accrued interest. The Bank does not defer fees or costs on loans held for sale. The Bank elected the fair value option for loans held for sale because it more accurately reflects income and expenses related to secondary market mortgage activities in periods presented. The fair value of loans held for sale from discontinued operations at December 31, 2025 and 2024 was $28.5 million and $26.0 million compared to the unpaid principal balance of $27.8 million and $25.5 million, respectively.

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

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

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

Premises and Equipment

Land is carried at cost. Buildings, furniture, fixtures, equipment, and leasehold and land improvements are carried at cost, less accumulated depreciation and amortization computed on a straight line basis over the estimated useful lives of 5 to 39 years for buildings and leasehold and land improvements and 3 to 10 years for furniture, fixtures and equipment. Depreciation and amortization are computed primarily using the straight-line method over the estimated useful lives of the assets or over the shorter of the lease terms or the estimated lives of the leasehold improvements. Expenditures for repairs and maintenance are charged to operations while expenditures for major replacements and betterments are capitalized. When property and equipment are retired or sold, their cost and accumulated depreciation and amortization are removed from the property accounts and the resulting gain or loss is recorded in current operations at the date of disposal. A portion of premises and equipment related to the discontinued operations have been reported in the assets from discontinued operations on the consolidated statements of financial condition. For more information, see Note 2 and Note 6.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

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

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration paid over the fair value of net assets acquired and liabilities assumed at acquisition date. Goodwill has an indefinite useful life and is not amortized, but tested for impairment at least annually. An impairment loss related to goodwill is recognized if the carrying amount of the goodwill is not recoverable and its carrying amount exceeds its fair value. After the impairment loss is recognized, the adjusted carrying amount of the goodwill shall be its new accounting basis. The Bank recognized $5.8 million of goodwill impairment at December 31, 2024 which is reported in net loss from discontinued operations. For more information, see Note 7.

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

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the requisite service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize forfeitures as they occur.

Postretirement and Other Benefit Plans

The Company has a 401(k) profit sharing plan covering substantially all employees. Annual discretionary employer contributions to the plan are set by the Board. The Company matches employee contributions up to 4.5% of compensation. The discontinuation of the mortgage lending division operations during 2025 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the 401(k) plan.

The Company has an unfunded noncontributory defined benefit pension plan that covers board members elected to the board prior to 2016. The plan is not available to future board members. The Company also has a noncontributory deferred compensation plan for certain executive officers. The board compensation committee may contribute a deferred award based on each year’s performance.

Employee Stock Ownership Plan

The Company has an employee stock ownership plan (“ESOP”) for eligible employees. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. The discontinuation of the mortgage lending division operations during 2025 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP.

Earnings (Loss) per Common Share

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

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

Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock are determined using the treasury stock method. Anti-dilutive stock options and restricted stock are excluded from the calculation of diluted EPS.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income (loss), are components of comprehensive income (loss).

Derivative Assets

Prior to the discontinuance of mortgage origination operations, the Bank entered into two forms of derivatives related to the mortgage loans intended for sale. These are interest rate locks and forward commitments to deliver residential mortgage bonds. The Bank did this to make an economic hedge against interest rate risk. The net values of these assets are carried at fair value in assets from discontinued operations with changes reflected in income (loss) from discontinued operations. The Bank does not designate these as a hedge accounting relationship. For more information, see Note 18.

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

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

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

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Bank leases certain locations and equipment. The Bank records leases on the consolidated statements of financial condition in the form of lease liability for the present value of the future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Bank could obtain for similar loans as of the date of commencement or renewal. The Bank does not record short term leases with an initial lease term of one year or less on the consolidated statements of financial condition.

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

Operating lease expense consist of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease expense, and any impairment of the right-of-use asset. Lease expense is included in occupancy and equipment expense on the consolidated statements of operations.

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

Recently Adopted Accounting Standards:

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items. Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually. The goal of these disclosures is to enable investors to develop more decision-useful financial analyses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this update should be applied retrospectively to all previous

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

periods presented. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this update provides enhanced transparency and decision usefulness of income tax disclosures. The amendment addresses investor requests for income tax information through improvements to income tax disclosures related to the rate reconciliation and income taxes paid information. The guidance requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. Investors anticipate theses disclosures will provide an understanding of an entity’s exposures to changes in tax legislation and allow investors to better assess income tax information that affects cash flow forecasts and capital allocation decisions, as well as identify opportunities to increase future cash flows. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted

ASU 2024-03, Income Statement Expense Disaggregation Disclosure (Subtopic 220-40) – Disaggregation of Income Statement Expenses. This ASU was issued to improve the disclosures about public business entity’s expenses and address investor’s requests for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to the financial statements issued for reporting periods after the effective date of this update or retrospectively to any and all prior periods presented in the financial statements. We are currently evaluating the impact these changes may have on the Company’s consolidated financial statements.

Reclassifications

In addition to the reclassifications discussed above in the consolidated statements of financial condition, consolidated statements of operations, and certain notes for discontinued operations and segment reporting, as applicable, certain other amounts reported in the prior period have been reclassified to conform to the current presentation.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

2.
Discontinued Operations

On December 31, 2025, the Bank entered into an agreement to sell substantially all of the assets and liabilities of the Bank's mortgage banking segment, NOLA Lending Group, with the completion of the sale occurring March 1, 2026. The decision was based on a number of strategic priorities, including the continued decline in mortgage volume. This sale allows the Bank to exit a business segment that had a net loss of approximately $2.7 million in 2025 and reduce total employees by approximately 108 individuals. The Company's financial statements will reflect discontinued operations for the current period and retrospectively for prior periods under ASC 205-20.

The following is a summary of the assets and liabilities of the discontinued operations of the mortgage banking division at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
ASSETS	(Dollars in thousands)
Derivative assets	$450	$439
Loans held for sale, at fair value	28,504	26,026
Right-of-use lease assets	—	247
Premises and equipment, net	332	983
Deferred tax assets	26	691
Other assets	568	407

Total assets	$29,880	$28,793

LIABILITIES
Lease Liabilities	$-	$249
Escrows payable	366	385
Other liabilities	1,978	3,672
Accrued compensation, including severance payments	1,199	588
Total liabilities	$3,543	$4,894

The following presents operating results of discontinued operations for the years ended December 31, 2025 and 2024:

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

	For the years ended December 31,
	2025	2024
Revenue	(Dollars in thousands)
Net interest income	$4,310	$5,012
Gain on sales of mortgage loans	14,755	12,739
Gain on sales of mortgage servicing rights	—	2,584
Other non-interest income	46	35
Total revenue	19,111	20,370

Expenses
Salaries and employee benefits	14,986	17,095
Hedging activity, net	1,147	(7)
Goodwill impairment	—	5,786
Other general and administrative	6,263	5,551
Total non-interest expenses	22,396	28,425

Loss from discontinued operations before income taxes	(3,285)	(8,055)
Income tax benefit from discontinued operations	(593)	(332)

Net loss from discontinued operations	$(2,692)	$(7,723)

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

3.
Earnings (Loss) Per Share

Earnings (Loss) per share is calculated by dividing consolidated net income or loss (numerator) by the weighted-average common shares (denominator).

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the years ended December 31, 2025 and 2024. The Company converted from the mutual form of organization to the stock form of organization on October 22, 2024.

Denominator:	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Weighted-average common shares outstanding	19,697,715	3,848,258
Less: Average unearned ESOP shares	(1,499,563)	(286,364)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	18,198,152	3,561,894
Basic and diluted earnings (loss) per common share:
Continuing operations	$0.22	$0.42
Discontinued operations	(0.15)	(2.16)
Total earnings (loss) per share - basic and diluted	$0.07	$(1.74)

The Company had no dilutive securities during the periods presented. Outstanding stock options and restricted stock grants were anti-dilutive at December 31, 2025, and therefore excluded from calculation. There were no potentially dilutive common shares at December 31, 2024.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

4.
Investment Securities

The tables below show the amortized cost and fair value, by type, of the Company’s available for sale debt securities as of December 31, 2025 and 2024:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$151,693	$353	$6,072	$145,974
Mortgage-backed securities	162,984	1,152	5,194	158,942
Corporate bonds	21,670	18	258	21,430
Total available for sale	$336,347	$1,523	$11,524	$326,346

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$147,674	$68	$10,909	$136,833
Mortgage-backed securities	85,708	19	8,444	77,283
Corporate bonds	31,237	—	1,254	29,983
Small Business Administration	20	—	—	20
Total available for sale	$264,639	$87	$20,607	$244,119

As of December 31, 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for impairment when there has been a decline in fair value below the amortized cost basis at least quarterly. Accordingly, management is able to effectively measure and monitor the unrealized loss position on these securities and because the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company determined no allowance for credit loss was required as of December 31, 2025 or 2024.

Accrued interest receivable on investment securities totaled $1.6 million and $1.5 million as of December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable on the consolidated statements of financial condition.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of securities with gross unrealized losses at December 31, 2025 and 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2025
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$11,604	$57	$113,976	$6,015	$6,072
Mortgage-backed securities	38,440	768	53,397	4,426	5,194
Corporate bonds	—	—	15,707	258	258
Total available for sale	$50,044	$825	$183,080	$10,699	$11,524

	December 31, 2024
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$12,337	$246	$118,800	$10,663	$10,909
Mortgage-backed securities and Small Business Administration	17,590	698	56,203	7,746	8,444
Corporate bonds	7,955	133	22,028	1,121	1,254
Total available for sale	$37,882	$1,077	$197,031	$19,530	$20,607

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at December 31, 2025 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Within one year or less	$10,075	$9,941
One through five years	74,108	72,280
After five through ten years	78,322	76,660
Over ten years	173,842	167,465
Total	$336,347	$326,346

At December 31, 2025 and 2024, approximately $5.9 million and $144 million of investments were pledged to secure various deposits or borrowings, respectively. In April of 2025, the Federal Reserve released approximately $142.8 million of pledged securities that were held as part of the expired special Bank Term Funding Program.

Additional information related to fair value of investment securities is provided in Note 17.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Sales of available for sale securities for the years ended December 31, 2025 and 2024, were as follows:

	2025	2024
Proceeds	$17,771	$12,628
Gross gains realized	$214	$327
Gross losses realized	$-	$42

5.
Loans Held for Investment

The components of loans were as follows at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Residential mortgage loans (1-4 family):
Fixed	$93,595	$98,694
Variable	137,148	155,948
Construction	38,058	34,139
Total residential mortgage loans	268,801	288,781
Commercial loans:
Real estate	248,744	241,063
Other	92,199	94,981
Total commercial loans	340,943	336,044
Consumer loans:
Home equity	112,404	106,550
Other consumer	22,787	26,690
Total consumer loans	135,191	133,240
Total loans held for investment	744,935	758,065
Less:
Undisbursed portion of mortgage loans	(145)	(161)
Net deferred loan costs (fees)	(834)	(1,007)
Allowance for credit losses	(6,289)	(6,244)
Total loans held for investment, net	$737,667	$750,653

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Accrued interest receivable on loans held for investment totaled $4.0 million and $4.1 million as of December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable on the statements of financial condition.

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

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

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

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

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

Grade 5

Acceptable with Care. Risk is still considered acceptable, cash flow coverage of debt service requirements is adequate, but there are certain negative factors that could increase long term risk. Some common characteristics of these credits include: structure at variance with policy, LTVs in excess of prescribed levels, trends negative but not materially adverse, leverage in excess of peer, etc.

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

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

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

Grade 10

Loss. All outstanding principal and accrued interest are deemed uncollectible and is to be charged off promptly. Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets are not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Loans classified Loss requires a 100% specific reserve allocation and prompt charge off.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Company's recorded investment in loans by credit quality indicators by year of origin as of December 31, 2025 and gross charge-offs for the year ended December 31, 2025.

	Term Loans
1-4 Family Residential	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
Pass	$6,660	$15,559	$55,859	$57,454	$24,825	$57,911	$—	$218,268
Special Mention	—	—	—	252	—	74	—	326
Substandard	209	149	5,060	2,918	1,276	2,537	—	12,149
Doubtful	—	—	—	—	—	—	—	—
Total	$6,869	$15,708	$60,919	$60,624	$26,101	$60,522	$—	$230,743

Residential Construction	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$23,340	$13,714	$1,004	$—	$—	$—	$—	$38,058
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$23,340	$13,714	$1,004	$—	$—	$—	$—	$38,058

Commercial Real Estate	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	30,067	55,678	37,019	36,848	10,683	76,108	—	$246,403
Special Mention	75	—	—	—	—	212	—	287
Substandard	—	1,620	—	—	—	434	—	2,054
Doubtful	—	—	—	—	—	—	—	—
Total	$30,142	$57,298	$37,019	$36,848	$10,683	$76,754	$—	$248,744

Other Commercial	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$19,115	$19,523	$3,169	$3,849	$7,310	$9,628	$24,304	$86,898
Special Mention	43	32	—	57	38	238	354	762
Substandard	—	—	170	1,857	90	1,342	638	4,097
Doubtful	25	308	—	—	—	—	109	442
Total	$19,183	$19,863	$3,339	$5,763	$7,438	$11,208	$25,405	$92,199

Home Equity	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$2,162	$3,832	$6,576	$1,331	$49	$681	$96,160	$110,791
Special Mention	156	—	—	—	—	—	—	156
Substandard	136	—	—	—	—	3	1,318	1,457
Doubtful	—	—	—	—	—	—	—	—
Total	$2,454	$3,832	$6,576	$1,331	$49	$684	$97,478	$112,404

Other Consumer	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$7,264	$5,196	$5,137	$1,239	$679	$—	$2,978	$22,493
Special Mention	31	5	—	—	—	—	1	37
Substandard	—	—	201	—	46	—	—	247
Doubtful	10	—	—	—	—	—	—	10
Total	$7,305	$5,201	$5,338	$1,239	$725	$—	$2,979	$22,787

All Loans	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$88,608	$113,502	$108,764	$100,721	$43,546	$144,328	$123,442	$722,911
Special Mention	305	37	-	309	38	524	355	1,568
Substandard	345	1,769	5,431	4,775	1,412	4,316	1,956	20,004
Doubtful	35	308	—	—	—	—	109	452
Total Loans	$89,293	$115,616	$114,195	$105,805	$44,996	$149,168	$125,862	$744,935
Gross charge-offs	$4	$285	$310	$127	$137	$—	$986	$1,849

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

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

	Term Loans
1-4 Family Residential	2024	2023	2022	2021	2020	Prior	Revolving Lines	Total
Pass	$15,139	$61,966	$66,541	$30,758	$22,112	$47,915	$—	$244,431
Special Mention	—	—	257	—	—	32	—	289
Substandard	—	3,179	3,254	1,128	140	2,221	—	9,922
Doubtful	—	—	—	—	—	—	—	—
Total	$15,139	$65,145	$70,052	$31,886	$22,252	$50,168	$—	$254,642

Residential Construction	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$23,044	$11,095	$—	$—	$—	$—	$—	$34,139
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$23,044	$11,095	$—	$—	$—	$—	$—	$34,139

Commercial Real Estate	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$50,394	$47,231	$40,122	$11,240	$17,629	$73,990	$—	$240,606
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	457	—	—	457
Doubtful	—	—	—	—	—	—	—	—
Total	$50,394	$47,231	$40,122	$11,240	$18,086	$73,990	$—	$241,063

Other Commercial	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$39,529	$4,011	$6,107	$8,062	$5,041	$4,138	$23,556	$90,444
Special Mention	—	—	1,424	—	—	188	—	1,612
Substandard	42	250	226	—	459	1,239	566	2,782
Doubtful	—	45	—	—	—	—	98	143
Total	$39,571	$4,306	$7,757	$8,062	$5,500	$5,565	$24,220	$94,981

Home Equity	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$4,592	$7,597	$1,643	$73	$62	$1,020	$89,267	$104,254
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	46	—	—	2	2,225	2,273
Doubtful	—	—	—	—	—	—	23	23
Total	$4,592	$7,597	$1,689	$73	$62	$1,022	$91,515	$106,550

Other Consumer	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$10,209	$9,673	$3,628	$1,045	$507	$7	$1,235	$26,304
Special Mention	189	—	—	—	—	—	—	189
Substandard	—	15	—	1	—	—	47	63
Doubtful	74	36	10	14	—	—	—	134
Total	$10,472	$9,724	$3,638	$1,060	$507	$7	$1,282	$26,690

All Loans	2024	2023	2022	2020	2019	Prior	Revolving	Total
Pass	$142,907	$141,573	$118,041	$51,178	$45,351	$127,070	$114,058	$740,178
Special Mention	189	—	1,681	—	—	220	—	2,090
Substandard	42	3,444	3,526	1,129	1,056	3,462	2,838	15,497
Doubtful	74	81	10	14	—	—	121	300
Total Loans	$143,212	$145,098	$123,258	$52,321	$46,407	$130,752	$117,017	$758,065
Gross charge-offs	$—	$123	$374	$45	$178	$21	$920	$1,661

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the year ended December 31, 2025:

	1-4 Family	Residential	Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2025	$2,246	$539	$257	$1,209	$1,224	$769	$6,244
Charge-offs	(323)	(3)	—	(904)	(217)	(402)	(1,849)
Recoveries	4	9	—	149	—	48	210
Provision for Credit Loss	613	100	156	463	217	135	1,684
Reallocations	(250)	(271)	168	813	(414)	(46)	—
Balance at end of period	$2,290	$374	$581	$1,730	$810	$504	$6,289

Ending allowance balance for loans individually evaluated	$696	$—	$270	$670	$124	$29	$1,789

Ending allowance balance for loans collectively evaluated	$1,594	$374	$311	$1,060	$686	$475	$4,500

Loans Receivable
Total period-end balance	$230,743	$38,058	$248,744	$92,199	$112,404	$22,787	$744,935

Balance of loans individually evaluated	$12,693	$—	$2,883	$3,831	$1,457	$220	$21,084

Balance of loans collectively evaluated	$218,050	$38,058	$245,861	$88,368	$110,947	$22,567	$723,851

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the year ended December 31, 2024:

	1-4 Family	Residential	Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2024	$1,210	$1	$2,218	$1,586	$536	$652	$6,203
Charge-offs	(306)	—	—	(1,114)	—	(241)	(1,661)
Recoveries	6	2	—	118	—	46	172
Provision for Credit Loss	550	132	63	296	300	189	1,530
Reallocations	786	404	(2,024)	323	388	123	—
Balance at end of year	$2,246	$539	$257	$1,209	$1,224	$769	$6,244

Ending allowance balance for loans individually evaluated	$477	$—	$—	$283	$146	$122	$1,028

Ending allowance balance for loans collectively evaluated	$1,769	$539	$257	$926	$1,078	$647	$5,216

Loans Receivable
Total period-end balance	$254,642	$34,139	$241,063	$94,981	$106,550	$26,690	$758,065

Balance of loans individually evaluated	$10,350	$—	$1,709	$1,928	$2,529	$143	$16,659

Balance of loans collectively evaluated	$244,292	$34,139	$239,354	$93,053	$104,021	$26,547	$741,406

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Company had $16.9 million and $13.0 million of non-accruing loans as of December 31, 2025 and 2024, respectively. Management determined that a specific reserve on non-accruing loans of approximately $1.6 million and $0.4 million was necessary as of December 31, 2025 and 2024, respectively. The amount of interest income that would have been recorded in 2025 and 2024 is not significant.

The following tables present a summary by loan class of past due and non-accrual loans as of December 31, 2025 and 2024 (dollars in thousands):

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2025
1-4 family residential	$14,041	$4,490	$7,039	$25,569	$205,174	$230,743	$—
Residential Construction	—	—	—	—	38,058	38,058	—
Commercial real estate	65	—	1,620	1,685	247,059	248,744	—
Other commercial	651	791	1,508	2,950	89,249	92,199	31
Home equity	1,684	212	892	2,787	109,617	112,404	—
Other consumer	52	—	257	309	22,478	22,787	—
Total	$16,493	$5,493	$11,316	$33,300	$711,635	$744,935	$31

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,463	$5,786	$12,249
Residential Construction	—	—	—
Commercial real estate	—	1,620	1,620
Other commercial	777	715	1,492
Home equity	885	351	1,236
Other consumer	56	201	257
Total	$8,181	$8,673	$16,854

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2024
1-4 family residential	$16,549	$6,043	$6,026	$28,618	$226,024	$254,642	$—
Residential Construction	—	—	—	—	34,139	34,139	—
Commercial real estate	101	—	—	101	240,962	241,063	—
Other commercial	401	194	622	1,217	93,764	94,981	—
Home equity	2,073	787	1,217	4,077	102,473	106,550	—
Other consumer	409	80	118	607	26,083	26,690	—
Total	$19,533	$7,104	$7,983	$34,620	$723,445	$758,065	$—

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,128	$4,102	$10,230
Residential Construction	—	—	—
Commercial real estate	—	—	—
Other commercial	484	281	765
Home equity	1,670	164	1,834
Other consumer	35	125	160
Total	$8,317	$4,672	$12,989

There was one commercial loan modification made to borrowers experiencing financial difficulty in the year ended December 31, 2025 totaling $25 thousand and two in the year ended December 31, 2024 totaling $311 thousand. At December 31, 2025, there were 10 loans totaling $1.0 million with active short-term payment deferrals of principal, interest or both. At December 31, 2024, there were 11 loans totaling $1.1 million with active short-term payment deferrals of principal, interest or both.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

6.
Premises and Equipment

Components of premises and equipment were as follows at December 31:

	2025	2024
Land and land improvements	$15,270	$15,417
Buildings	48,187	41,131
Furniture, fixtures and equipment	21,236	19,136
Leasehold improvements	6,375	6,024
Construction	1,830	4,542
Total premises and equipment	92,898	86,250
Less accumulated depreciation	(35,793)	(33,088)
Total premises and equipment, net	$57,105	$53,162

Depreciation and leasehold amortization expenses approximated $2.7 million and $2.5 million for the years ended December 31, 2025 and 2024, respectively.

Leases

The Company’s operating leases are primarily for office space and equipment.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Other information related to operating leases is as follows as of December 31:

	2025	2024
Right-of-use assets obtained in exchange for lease obligations	$—	$935
Lease assets, included in other assets on the statements of financial condition	$8,468	$9,169
Lease liabilities, included in other liabilities on the statements of financial condition	$8,588	$9,263
Weighted average remaining lease term	15 years	16 years
Weighted average discount rate	3.02%	3.00%

As lessee, operating lease liabilities under non-cancellable leases are as follows:

2026	$1,005
2027	963
2028	859
2029	852
2030	767
2031 and thereafter	7,162
Total lease payments	11,608
Less: interest	(3,020)
Present value of lease liabilities	$8,588

For the years ended December 31, 2025 and 2024, lease costs, which approximate cash paid for amounts included in the measurement of lease liabilities and are included in the consolidated statements of operations, were approximately $1,116 and $1,040 for continuing operations. For the years ended December 31, 2025 and 2024, lease costs for discontinued operations were approximately $781 thousand and $871 thousand. None of the leases related to discontinued operations are expected to remain after the closing of the mortgage division sale.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

7.
Goodwill

The Company is required to do periodic testing of goodwill impairment at certain times and if certain events occur or circumstances change which are considered to be triggering events that would more likely than not reduce the fair value of its goodwill below the carrying value of the reporting unit. The Company performed a quantitative impairment test as of December 31, 2024, using discounted cash flows under the income approach, due primarily to the decrease in mortgage origination volume as a result of the continued elevated interest rate environment as a triggering event, and based on the results of the test, the Company concluded the book value of goodwill of $5,786,000 was fully impaired. This goodwill was established in January 2014 as part of the Bank's acquisition of NOLA. The national mortgage industry has been under stress since mortgage interest rates increased dramatically since 2022 after being at record low interest rates in 2020 and 2021 during the COVID pandemic.

Goodwill was acquired with NOLA Lending Group. Operations of NOLA are reflected as discontinued operations in these financial statements. Goodwill was fully impaired at December 31, 2024. The impairment is included in the net loss from discontinued operations for the year ended December 31, 2024.

8.
Mortgage Servicing Rights

Information related to mortgage servicing rights as of December 31, 2025 and 2024 are summarized as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Book value of mortgage servicing rights beginning of period	$1,078	$2,231
Additions from sale of loans	201	508
Book value removed from sale of servicing rights	—	(1,158)
Amortized to expense	(375)	(503)
Book value of mortgage servicing rights end of period	$904	$1,078

Fair value of mortgage servicing rights	$1,703	$1,945
Principal balance of mortgage loans serviced for others not reported as assets	$206,674	$211,246
Custodial escrows of serviced loans	$3,163	$3,358

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

9.
Deposits

Depositor account balances as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025	December 31, 2024
Negotiable order of withdrawal (NOW)	$243,798	$242,575
Savings accounts	108,483	110,288
Money market	130,587	131,988
	482,868	484,851
Certificates of deposit	268,891	209,856
Wholesale and brokered certificates of deposit	89,644	106,035
Total Deposits	$841,403	$800,742

The weighted average interest rate on depositor accounts as of December 31, 2025 and 2024 was 1.62% and 1.63%, respectively.

Included in deposits are certificates of deposit in amounts greater than $250,000 totaling $64.2 million of account balance and approximately $2.4 million in annual interest expenses for December 31, 2025 and $43.2 million of account balance and approximately $1.6 million in annual interest expense for December 31, 2024. The scheduled maturities of all certificates of deposit at December 31, 2025 were as follows:

2026	$217,709
2027	106,890
2028	8,757
2029	9,986
2030	10,693
2031	4,500
Total	$358,535

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

10.
Income Taxes

The provision for income tax expense (benefit) consists of the following for the years ending December 31:

	2025	2024
Current federal expense (benefit) for continuing operations	$1,160	$183
Deferred federal expense (benefit) for continuing operations	(290)	12
Current federal expense (benefit) for discontinued operations	(1,258)	(204)
Deferred federal expense (benefit) for discontinued operations	665	(128)
Total income taxes	$277	$(137)

There was a receivable balance of federal income taxes of $455 and $374 at December 31, 2025 and 2024, respectively, which is included in other assets in the consolidated statements of financial condition.

Retained earnings at December 31, 2025 and 2024 included approximately $11 million accumulated prior to January 1, 1987 for which no provision for federal income taxes has been made. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it will be added to future taxable income.

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 21 percent on net income before income tax expense as indicated in the following analysis for the years ended December 31:

	2025	2024
Federal expense based on statutory rate from continuing operations	$1,011	$358
Increase (decrease) resulting from:
Increase in life insurance	(74)	(73)
Tax credits, non deductible expenses, and other, net	(67)	(90)
Income taxes from continuing operations	$870	$195

Effective rate	18.07%	11.44%

Federal expense based on statutory rate from discontinued operations	$(690)	$(1,692)
Increase (decrease) resulting from:
Goodwill and trade name impairments	20	1,215
Non deductible expenses, and other, net	77	145
Income tax benefit from discontinued operations	$(593)	$(332)

Effective rate	18.05%	4.12%

For the years ended December 31, 2025 and 2024, the total income tax provision differs from the amount that would be obtained by applying the federal tax rate to income before taxes due to tax exempt interest and certain non-deductible expenses. The tax credits utilized are related to the Federal

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Rehabilitation credits which were obtained in 2021, and can be carried forward for up to twenty years, if needed.

The net deferred tax assets from continuing operations, recorded in the consolidated statements of financial condition in other assets, as of December 31, 2025 and 2024, consist of the following:

	2025	2024
Deferred tax asset from continuing operations:
Allowance for credit losses	$1,353	$1,311
Federal historic tax credits	512	342
Deferred compensation	272	241
Unrealized loss on available-for-sale securities	2,100	4,309
Other	552	434
Subtotal	4,789	6,637
Deferred tax liability from continuing operations:
FHLB stock	(138)	(136)
Mortgage servicing rights	(190)	(226)
Premises and equipment	(1,510)	(1,373)
Unrealized gain on available-for-sale securities	—	—
Other	(50)	(82)
Subtotal	(1,888)	(1,817)
Deferred tax asset, net	$2,901	$4,820

The net deferred tax assets from discontinued operations, recorded in assets from discontinued operations in Note 2, as of December 31, 2025 and 2024, consist of the following:

	2025	2024
Deferred tax asset from discontinued operations:
Intangibles	$—	$691
Other	26	—
Deferred tax asset from discontinued operations, net	26	691

The Company incurred a net operating loss (“NOL”) of $609 thousand for the year ending December 31, 2025 and is carrying a deferred tax asset of $128 thousand in the Company’s financials. The NOL was a direct result of net operating losses produced by the NOLA Lending Group which became discontinued operations in 2025. The NOL will be carried forward indefinitely and utilized by the Company subject to a 80% of taxable income annual usage limitation in each carryforward year beginning with 2026.

The Company generated net taxable income over the three prior year periods before 2025 inclusive of NOLA Lending Group’s continued operating losses. Due to the discontinuation of NOLA’s operations and the historical profitability of the Company, management has determined that it is more likely than not the NOL carryover will be fully utilized in future years. Consequently, no valuation allowance is deemed necessary to reduce the NOL deferred tax asset of $128 thousand.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

11.
Other Borrowings

The Company has a line of credit with the FHLB through which advances are drawn. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans, cash, and investments held at FHLB. The unused portion of the line of credit as of December 31, 2025 and 2024 was approximately $352 million and $364 million, respectively. As of December 31, 2025, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2026	$21,000	3.23%
2027	17,000	3.79%
2028	31,500	3.94%
2029	-	—%
2030	5,837	4.14%
2031	-	—%
2032	2,920	4.36%
Total	$78,257	3.75%

As of December 31, 2024, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2025	$65,500	4.31%
2026	8,000	2.17%
Total	$73,500	4.08%

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

12.
Capital Requirements and Other Regulatory Matters

Federal regulations require the Bank and the Company to maintain certain minimum amounts of capital. Specifically, the Bank is required to maintain certain minimum dollar amounts and ratios of Total and Tier 1 capital to risk-weighted assets, of Tier 1 capital to average total assets, and common equity Tier 1 capital to risk-weighted assets.

Bank holding companies are generally subject to statutory capital requirements, which were implemented by certain of the new capital regulations described above that became effective on January 1, 2015. However, the Small Banking Holding Company Policy Statement exempts certain small bank holding companies, like the Company, from those requirements provided that they meet certain conditions.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of December 31, 2025, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2025, and 2024, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10 percent, 8 percent, 6.5 percent, and 5 percent, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024 are presented in the table below:

	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2025
Tier 1 leverage capital:	$255,300	20.02%	$51,020	4.00%	$63,775	5.00%

Common Equity Tier 1 risk-based capital:	$255,300	29.38%	$39,106	4.50%	$56,486	6.50%
Tier 1 risk-based capital:	$255,300	29.38%	$52,141	6.00%	$69,521	8.00%
Total risk-based capital:	$261,745	30.12%	$69,521	8.00%	$86,901	10.00%

December 31, 2024
Tier 1 leverage capital:	$254,176	19.55%	$52,013	4.00%	$65,016	5.00%

Common Equity Tier 1 risk-based capital:	$254,176	29.60%	$38,635	4.50%	$55,807	6.50%
Tier 1 risk-based capital:	$254,176	29.60%	$51,514	6.00%	$68,685	8.00%
Total risk-based capital:	$260,420	30.33%	$68,685	8.00%	$85,856	10.00%

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

13.
Postretirement, Stock-based Compensation, and Other Benefit Plans

The Company has a 401(k) Profit Sharing Plan (The “Plan”) covering substantially all employees. Annual discretionary employer contributions to the Plan are set by the Board of Directors. There were no discretionary contributions in the years ended December 31, 2025 and 2024. The Plan provides, among other things, that participants in the Plan be able to direct the investment of their account balances within the Plan into alternative investment funds. The Company matches employee’s contribution up to 4.5% of compensation. Employer contributions to the Plan totaled approximately $1.2 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively.

The discontinuation of the mortgage banking division in 2025 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the plan.

The Company has an unfunded noncontributory defined benefit pension plan that covers board members elected to the board prior to 2016. The plan is not available to future board members. The plan calls for a maximum $30 thousand annual payment to retired directors for their remaining life. Directors vests evenly over a 20-year period. On December 31, 2025 and 2024, there was one retired director receiving a fully vested annual payment. On December 31, 2025 and 2024, there were eight current directors eligible for payments upon retirement from the board. The Bank establishes a pension liability that reflects the present value of expected payments over the expected service period of eligible directors. At December 31, 2025 and 2024, this pension liability was $1.0 million and $917 thousand, respectively, which is included in other liabilities in the accompanying consolidated statements of financial condition.

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

	2025	2024
Payments made in calendar year	$165	$206
Expense for deferred compensation plan	$185	$210

	2026	2027	2028
Minimum future payments per year	$238	$263	$167

The minimum future payment above assumes no more discretionary interest is awarded.

Stock-Based Compensation

On December 9, 2025, the Company’s stockholders approved the FB Bancorp, Inc. 2025 Equity Incentive Plan (“2025 EIP”), which provides for the grant to eligible participants of up to 793,500 shares of Company common stock in the form of restricted stock awards and 1,983,750 shares of Company common stock to be issued in the form of stock options.

Restricted Stock Awards:

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

On December 10, 2025, the Company awarded 238,048 shares of common stock to non-employee directors under the 2025 EIP with a grant date fair value of $13.16 per share, or a total fair value of $3.1 million at issuance. These awards vest in five equal annual installments.

The following table summarizes the restricted stock awards activity in the 2025 EIP for the year ended December 31, 2025:

Year Ended December 31, 2025
Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, beginning of the year	-	$-
Granted	238,048	13.16
Vested	-	-
Forfeited	-	-
Non-vested, end of the year	238,048	$13.16

Total compensation cost recognized for the year ended December 31, 2025, for restricted stock awards was $26 thousand. As of December 31, 2025, unrecognized compensation expense was $3.1 million.

Stock Option Plan:

On December 10, 2025, the Company awarded options to purchase 595,120 shares of common stock under the 2025 EIP with an exercise price of $13.16. The options awarded vest in five equal annual installments.

The fair value of the options awarded on December 10, 2025, was valued at $3.88 using a Black Scholes model. Key assumptions used for these awards were dividend yield of 0.00%, a volatility rate of 24.62%, a risk-free interest rate of 3.78%, and an expected option life of 5.0 years.

The following table summarizes the stock option activity in the 2025 EIP during the year ended December 31, 2025:

Weighted Average
	Number of	Exercise
	Shares	Price
Balance, beginning of the year	-	$-
Granted	595,120	13.16
Exercised	-	-
Forfeited or expired	-	-
Balance, end of the year	595,120	$13.16
Exercisable, end of the year	-	$-

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of the status of Company stock option shares as of December 31, 2025, is presented below:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested, beginning of the year	-	$-
Granted	595,120	3.88
Vested	-	-
Forfeited	-	-
Non-vested, end of the year	595,120	$3.88

Total compensation cost recognized for the year ended December 31, 2025, for stock options was $19 thousand. As of December 31, 2025, unrecognized compensation expense was $2.3 million.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

14.
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

In 2024, the ESOP borrowed $17.9 million payable to the Company for the purpose of purchasing shares of the Company’s common stock. A total of 1,587,000 shares were purchased with the loan proceeds as part of the Company’s initial stock offering. The ESOP loan accrues interest at the national prime rate adjusted quarterly. Principal and interest payments are made annually. Since the loan is internally leveraged, the Company does not report the loan receivable on the statement of financial condition. Any interest accrued and paid is eliminated as part of the consolidated statements of operations.

The discontinuation of the mortgage banking division in 2025 triggered a partial plan termination and all affected employees were 100% vested in the Company’s contributions into the ESOP.

The Company recognized ESOP expense of $742 thousand and $769 thousand for the years ended December 31, 2025 and December 31, 2024, respectively.

The following table presents the components of the ESOP shares as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Previously allocated shares	63,480	-
Shares committed to be released in current year	63,480	63,480
Unearned ESOP shares	1,460,040	1,523,520
Total ESOP shares	1,587,000	1,587,000

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

15.
Commitments and Contingencies

The Company is involved in various claims and legal proceedings. These cases are, in the opinion of management, ordinary routine matters incidental to the normal business conducted by the Company. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the financial position of the Company.

The Company’s financial statements do not reflect various outstanding commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. Commitments to extend credit, consisting primarily of commercial lines-of-credit, revolving credit lines and overdraft protection agreements, include exposure to credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company was not required to perform on any financial guarantees nor did it incur any losses on its commitments for the periods ended December 31, 2025 and December 31, 2024.

Commitments outstanding were as follows:

	December 31, 2025	December 31, 2024
Residential construction	$20,123	$27,110
Commercial construction	19,669	22,763
Revolving lines of credit and other	228,192	158,907
	$267,984	$208,780

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. A reserve for unfunded commitments is recorded within other liabilities on the consolidated statements of financial condition, and the related provision is recorded in other general expenses on the consolidated statements of operations. The reserve for unfunded commitments was $156 thousand and $120 thousand at December 31, 2025 and 2024, respectively. A provision of $36 thousand was made for the year ended December 31, 2025.

16.
Related Party Transactions

Deposits from related parties held by the Company at December 31, 2025 and 2024 approximated $1.6 million and $1.4 million, respectively. In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates.

During the years ended December 31, the loan activity was as follows:

	2025	2024
Balance, beginning of the year	$159	$291
Additions from new loans	22	47
Repayments	(42)	(179)
Balance, end of the year	$139	$159

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

17.
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

Mortgage Loans Held for Sale: The Company originates mortgage loans that it intends to sell to the secondary market. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. As of December 31, 2025, these assets are associated with the discontinued operations of the NOLA Lending Group. Refer to Note 2 Discontinued Operations for additional information relating to discontinued operations.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Derivative Financial Instruments: The Company enters into derivative financial instruments of its hedging strategy and measures these instruments at fair value on a recurring statements of financial condition. Forward MBS trades are exchange-traded or traded in active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, contracts are classified as Level 2. In addition, the Company enters into interest rate locks for prospective borrowers. These commitments are carried at fair value based on the fair value mortgage loans which are based on observable market data. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. As of December 31, 2025, these assets are associated with the discontinued operations of the NOLA Lending Group. Refer to Note 2 Discontinued Operations for additional information relating to discontinued operations.

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

Other real estate owned are initially recorded at fair value less estimated costs to sell. The fair value of other real estate owned is based on property appraisals and an analysis of similar properties available. The Company classifies repossessed assets as Level 2 assets. The Company’s impaired loans are included in Note 5.

The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(Dollars in thousands)	2025	2024
Carrying value of collateral dependent loans before allowance	$9,297	$4,877
Specific allowance	(1,789)	(1,028)
Fair value of collateral dependent loans	$7,508	$3,849

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The carrying amounts and estimated fair values of financial instruments as of December 31, 2025 and 2024, were as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and due from banks	$9,872	$9,872	$9,872	$—	$—
Interest-bearing cash equivalents	$50,397	$50,397	$50,397	$—	$—
Securities available for sale	$326,346	$326,346	$—	$326,346	$—
Loans held for sale(1)	$28,504	$28,504	$—	$28,504	$—
Loans held for investment, net	$737,667	$717,513	$—	$—	$717,513
Derivative assets(1)	$450	$450	$—	$450	$—
Mortgage servicing rights	$904	$1,703	$—	$1,703	$—
Accrued interest receivable	$5,688	$5,688	$—	$—	$5,688
Financial Liabilities:
Deposits	$841,403	$794,568	$—	$794,568	$—
Advances by borrowers for taxes and insurance	$6,298	$6,298	$6,298	$—	$—
Escrows payable(1)	$366	$366	$366	$—	$—
Other borrowings	$78,257	$78,960	$—	$78,960	$—
Accrued interest payable	$392	$392	$—	$—	$392

December 31, 2024
Financial assets:
Cash and due from banks	$6,841	$6,841	$6,841	$—	$—
Interest-bearing cash equivalents	$92,004	$92,004	$92,004	$—	$—
Securities available for sale	$244,119	$244,119	$—	$244,119	$—
Loans held for sale(1)	$26,026	$26,026	$—	$26,026	$—
Loans held for investment, net	$750,653	$737,551	$—	$—	$737,551
Derivative assets(1)	$439	$439	$—	$439	$—
Mortgage servicing rights	$1,078	$1,945	$—	$1,945	$—
Accrued interest receivable	$5,729	$5,729	$—	$—	$5,729
Financial Liabilities:
Deposits	$800,742	$711,225	$—	$711,225	$—
Advances by borrowers for taxes and insurance	$6,152	$6,152	$6,152	$—	$—
Escrows payable(1)	$385	$385	$385	$—	$—
Other borrowings	$73,500	$73,372	$—	$73,372	$—
Accrued interest payable	$380	$380	$—	$—	$380

(1) Represent financial assets and liabilities classified as discontinued operations.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

18.
Mortgage Banking Derivatives- Discontinued Operations

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

These derivative contracts relate solely to mortgage banking and are classified as discontinued operations as of December 31, 2025. All IRL and Forward activity is reflected in income (loss) from discontinued operations.

Refer to Note 2. Discontinued Operations for additional information.

The net gains (losses) relating to these free-standing derivative instruments used for risk management are summarized below:

		For the years ended December 31,
	Revenue Classification	2025	2024
IRLs	Gain (loss) on sales of mortgage loans	$204	$(118)
Forwards	Hedging activity, net	(1,147)	7
Total		$(943)	$(111)

The following table reflects the amount and market value of mortgage banking derivatives included in the assets and liabilities from discontinued operations statements of financial condition:

	December 31, 2025		December 31, 2024
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
IRLs	$15,689	$567	$15,085	$363
Forwards	27,500	(117)	28,500	76
Total	$43,189	$450	$43,585	$439

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

19.
Condensed Parent Company Only Financial Information

A condensed summary of FB Bancorp, Inc.’s financial information is shown below.

FB Bancorp, Inc.

Parent Only Condensed Statements of Financial Condition

December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
ASSETS
Cash at Fidelity Bank	$67,153	$89,056
Total cash and cash equivalents	67,153	89,056

Investment in subsidiary bank	247,400	237,965

Total assets	$314,553	$327,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Taxes Payable	$70	$36
Other liabilities	33	730
Total liabilities	103	766

Stockholders' Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 120,000,000 shares authorized; 18,089,741 and 19,837,500 issued and outstanding at December 31, 2025 and 2024, respectively	181	198
Additional paid-in capital	171,503	193,571
Unearned ESOP shares - 1,460,040 and 1,523,520 shares as of December 31, 2025 and December 31, 2024, respectively	(16,498)	(17,215)
Retained earnings	167,165	165,912
Accumulated other comprehensive income (loss)	(7,901)	(16,211)
Total stockholders' equity	314,450	326,255

Total liabilities and stockholders' equity	$314,553	$327,021

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

FB Bancorp, Inc.

Parent Only Condensed Statements of Operations

Years Ended December 31, 2025 and 2024

	For the years ended December 31,
	2025	2024
	(Dollars in thousands)
Income
Interest income on ESOP loan	$1,236	$257
Total income	1,236	257

Non-interest expenses
Salaries and employee benefits	288	55
Directors’ fees	93	16
Professional fees	354	—
Stock-based compensation	45	—
Other general and administrative	293	15
Total non-interest expenses	1,073	86

Income (loss) before income taxes	163	171
Income tax expense (benefit)	34	36

Net income (loss) before equity in undistributed net earnings (losses) of subsidiary	129	135
Equity in undistributed net earnings (losses) of bank subsidiary from continuing operations	3,816	1,374
Equity in undistributed net earnings (losses) of bank subsidiary from discontinued operations	(2,692)	(7,723)
Net income (loss)	$1,253	$(6,214)

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

FB Bancorp, Inc.

Parent Only Condensed Statements of Cash Flows

Years Ended December 31, 2025 and 2024

	For the years ended December 31,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,253	$(6,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss from bank subsidiary	(1,124)	6,349
ESOP Expense	742	769
Stock-based compensation	45	—
Changes in other operating assets and liabilities	(664)	767

Net cash provided by (used in) operating activities	252	1,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital injection into subsidiary from stock offering	—	(88,400)

Net cash provided by (used in) investing activities	—	(88,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	187,850
Purchase of over subscribed common stock for ESOP	—	(12,065)
Common stock repurchased	(22,155)	—
Net cash provided by (used in) financing activities	(22,155)	175,785

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,903)	89,056
Cash and cash equivalents at beginning of period	89,056	—
Cash and cash equivalents at end of period	$67,153	$89,056

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

20.
Segment Information

The Company’s revenue, from continuing operations, is primarily derived from the business of traditional banking. Revenues from traditional banking operations consist primarily of interest and fees earned on loans held for investment, interest earned on securities, and fees from deposit and other banking services. The Company’s financial performance is monitored on a consolidated basis by senior management and by the Chief Operating Decision Maker (“CODM”), identified as the Chief Financial Officer.

All of the Company’s financial results are similar and aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by branch location or department, the Company’s CODM evaluates financial performance on a Company-wide basis.

On December 31, 2025, the Bank entered into an agreement to sell substantially all the assets and liabilities of the Bank’s mortgage banking segment, NOLA Lending Group. As a result, the mortgage banking operations are presented as discontinued operations for all periods presented, and the Company no longer reports mortgage banking as a separate operating or reportable segment.

Refer to Note 2. Discontinued Operations for additional information.

FB BANCORP, INC.

NOTES TO THE CONSOLIDATED AUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

21.
Subsequent Events

Management has evaluated subsequent events through the date that these consolidated financial statements were issued, March 26, 2026 and determined that the following matter required additional disclosure in the financial statements. No other subsequent events occurring after this date have been evaluated for inclusion in these financial statements.

On December 31, 2025, the Bank entered into an agreement to sell substantially all of the assets and liabilities of the Bank's mortgage banking segment, NOLA Lending Group with the completion of the sale occurring on March 1, 2026. The decision was based on a number of strategic priorities, including the continued decline in mortgage volume. The Company's financial statements reflect discontinued operations for the current period and retrospectively for prior periods under ASC 205-20.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB BANCORP, INC.

Date: March 26, 2026	By:	/s/ Christopher Ferris
Christopher S. Ferris
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Christopher Ferris	President, Chief Executive	March 26, 2026
Christopher S. Ferris	Officer, and a Director (Principal Executive Officer)

/s/ Todd Wanner	Chief Financial Officer	March 26, 2026
Todd M. Wanner	(Principal Financial and Accounting Officer)

/s/ Katherine Crosby	Executive Chair	March 26, 2026
Katherine A. Crosby

/s/ Anderson Baker	Director	March 26, 2026
W. Anderson Baker, III

/s/ Luis Banos	Director	March 26, 2026
J. Luis Baños, Jr.

/s/ Gerard Barousse	Director	March 26, 2026
Gerard W. Barousse, Jr.

/s/ Winifred Beron	Director	March 26, 2026
Winifred M. Beron

/s/ Stephen Hales	Director	March 26, 2026
Stephen W. Hales

/s/ Mahlon Sanford	Director	March 26, 2026
Mahlon D. Sanford

/s/ Mark Romig	Director	March 26, 2026
Mark C. Romig

/s/ Todd Schexnayder	Director	March 26, 2026
Todd G. Schexnayder