Form 10-Q
period 2026-03-31
FB Bancorp, Inc. /MD/
filed 2026-05-14
CIK 2013639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

16,161,489 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 13, 2026.

FB Bancorp, Inc.

Form 10-Q

Item 1. Financial Statements

FB Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS	(Dollars in thousands)
Cash and due from banks	$6,164	$9,872
Interest-bearing deposits at other financial institutions	40,047	50,397
Total cash and cash equivalents	46,211	60,269

Securities available for sale, at fair value (amortized cost of $360,797 and $336,347, respectively)	346,944	326,346
Loans held for investment	759,726	743,956
Less: allowance for credit losses	(6,375)	(6,289)
Loans held for investment, net	753,351	737,667
Federal Home Loan Bank stock, at cost	4,305	3,650
Bank owned life insurance	15,427	15,341
Accrued interest receivable	5,426	5,688
Premises and equipment, net	56,175	57,105
Other real estate owned	1,344	1,349
Mortgage servicing rights	938	904
Prepaid expenses	2,454	1,908
Other assets	15,628	15,299
Assets from discontinued operations, at fair value	16,805	29,880

Total assets	$1,265,008	$1,255,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$145,780	$133,506
Interest bearing	706,732	707,897
Total deposits	852,512	841,403

Advances by borrowers for taxes and insurance	5,448	6,298
Other borrowings	95,572	78,257
Accrued interest payable	447	392
Other liabilities	11,159	11,063
Liabilities from discontinued operations, at fair value	2,151	3,543
Total liabilities	967,289	940,956

Stockholders' Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 120,000,000 shares authorized; 17,015,188 and 18,089,741 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	170	181
Additional paid-in capital	157,528	171,503
Unearned ESOP shares - 1,444,170 and 1,460,040 shares as of March 31, 2026 and December 31, 2025, respectively	(16,319)	(16,498)
Retained earnings	167,284	167,165
Accumulated other comprehensive income (loss)	(10,944)	(7,901)
Total stockholders' equity	297,719	314,450

Total liabilities and stockholders' equity	$1,265,008	$1,255,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share data)

	For the three months ended March 31,
	2026	2025
	(Dollars in thousands except per share amounts)
Interest and dividend income
Interest and fees on loans	$12,620	$12,671
Interest and dividends on investment securities	3,301	2,296
Interest on deposits in other banks	482	997
Total interest and dividend income	16,403	15,964

Interest expense
Deposits	3,792	3,393
Borrowed funds	768	724
Total interest expense	4,560	4,117

Net interest income	11,843	11,847
Provision for credit losses	490	385
Net interest income after provision for credit losses	11,353	11,462

Non-interest income
Service charges and fee income from deposit accounts	745	654
Gain (loss) on sales, disposal, or impairment of assets	(46)	—
Gain on sales of available for sale securities	85	55
Other non-interest income	327	346
Total non-interest income	1,111	1,055

Non-interest expenses
Salaries and employee benefits	6,759	6,158
Occupancy and equipment	1,859	1,633
Directors’ fees	200	181
Data processing	1,278	1,228
Advertising and marketing	245	168
Mortgage servicing rights amortization	107	91
Other general and administrative	1,403	1,339
Total non-interest expenses	11,851	10,798

Income from continuing operations before income taxes	613	1,719
Income tax expense from continuing operations	119	349

Net income from continuing operations	494	1,370
Loss from discontinued operations before income taxes	(473)	(841)
Income tax benefit from discontinued operations	(98)	(176)
Net loss from discontinued operations	(375)	(665)
Net Income	$119	$705
Basic and diluted earnings (loss) per common share:
Continuing operations	$0.03	$0.08
Discontinued operations	(0.02)	(0.04)
Total earnings per share - basic and diluted	$0.01	$0.04
Weighted average shares outstanding - basic	16,278,177	18,313,980
Weighted average shares outstanding - diluted	16,286,635	18,313,980

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the three months ended March 31,
	2026	2025
	(Dollars in thousands)
Net income	$119	$705
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(3,767)	5,456
Reclassification adjustment for (gains) losses realized on securities available for sale	(85)	(55)
Net unrealized gains (losses)	(3,852)	5,401
Tax effect	809	(1,134)
Total other comprehensive income (loss)	(3,043)	4,267

Total comprehensive income (loss)	$(2,924)	$4,972

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

(Dollars in thousands, except share data)

					Accumulated	Unallocated
	Common		Additional		Other	Common	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Stock Held By	Stockholders'
	Issued	Stock	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2024	19,837,500	$198	$193,571	$165,912	$(16,211)	$(17,215)	$326,255

Comprehensive income (loss):
Net income (loss)	-	-	-	705	-	-	705
Other comprehensive income (loss), net of tax	-	-	-	-	4,267	-	4,267
Total comprehensive income (loss)							4,972

ESOP shares committed to be released (15,870 shares)	-	-	3	-	-	179	182

Balance at March 31, 2025	19,837,500	$198	$193,574	$166,617	$(11,944)	$(17,036)	$331,409

Balance at December 31, 2025	18,089,741	$181	$171,503	$167,165	$(7,901)	$(16,498)	$314,450

Comprehensive income (loss):
Net income (loss)	-	-	-	119	-	-	119
Other comprehensive income (loss), net of tax	-	-	-	-	(3,043)	-	(3,043)
Total comprehensive income (loss)							(2,924)

Repurchase of common stock	(1,074,553)	(11)	(14,306)	-	-	-	(14,317)
Stock-based compensation	-	-	301	-	-	-	301
ESOP shares committed to be released (15,870 shares)	-	-	30	-	-	179	209

Balance at March 31, 2026	17,015,188	$170	$157,528	$167,284	$(10,944)	$(16,319)	$297,719

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2026	2025
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$494	$1,370
Net loss from discontinued operations	(375)	(665)
Net income (loss)	$119	$705
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	685	573
Amortization of mortgage servicing rights	107	91
Net (accretion) amortization on securities	(972)	(311)
Provision (benefit) for credit losses	490	385
ESOP expense	209	182
Increase in cash surrender value of life insurance	(86)	(87)
Loss on sales and disposal of assets	46	—
Federal Home Loan Bank stock dividends	(44)	(60)
Net gain on sales of available for sale securities	(85)	(55)
Deferred income taxes (benefit)	(1)	149
Stock-based compensation	301	—
Changes in other operating assets and liabilities	582	2,049
Net cash provided by (used in) operating activities of continuing operations	1,351	3,621
Net cash provided by (used in) operating activities of discontinued operations	11,308	3,415
Net cash provided by (used in) operating activities	12,659	7,036

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(34,790)	(12,160)
Proceeds from maturities, prepayments, and sales of securities available for sale	11,397	11,048
Purchase of FHLB stock	(611)	—
Redemption of FHLB stock	—	1,191
(Increase) decrease in loans held for investment, net	(16,356)	(14,162)
Purchases of premises and equipment	(82)	(3,053)
Proceeds from sale of Company owned assets or other real estate owned	468	—

Net cash provided by (used in) investing activities	(39,974)	(17,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	11,109	22,703
Proceeds from other borrowings	27,500	—
Payments on other borrowings	(10,185)	(12,000)
Net change in advances by borrowers for taxes and insurance	(850)	(873)
Common stock repurchased	(14,317)	—

Net cash provided by (used in) financing activities	13,257	9,830

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,058)	(270)
Cash and cash equivalents at beginning of period	60,269	98,845
Cash and cash equivalents at end of period	$46,211	$98,575

Supplemental Disclosures For Cash Flow Information:
Cash paid for interest on deposits and borrowings	$4,505	$4,138
Cash paid for income taxes	$-	$-
Loans transferred to other real estate owned	$182	$40

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

1.
Summary of Significant Accounting Policies

Description of Business

FB Bancorp, Inc. (the “Company,” “we”, “our” or “us”) was incorporated on February 29, 2024, to serve as the bank holding company for Fidelity Bank (“Fidelity” or the “Bank”) upon the consummation of the Bank’s conversion from the mutual form of organization to the stock form of organization, which occurred on October 22, 2024. The Company sold 19,837,500 shares of common stock (par value $0.01 per share) at $10.00 per share. The Bank’s employee stock ownership plan (“ESOP”) purchased 1,587,000, or 8% of total shares issued.

Basis of Presentation

The accompanying unaudited financial statements of FB Bancorp, Inc. (the “Company”) were prepared in accordance with GAAP for interim financial information, general practices within the financial services industry, and instructions for Regulation S-X. Accordingly, these interim financial statements do not include all of the information or footnotes required by GAAP for annual financial statements. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for the entire fiscal year. These statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2026.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity, and cash flows for the interim period presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

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

In November 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-08 (“ASU 2025-08”), Purchased Loans (Topic 326). ASU 2025-08 updates the credit loss accounting model under Topic 326 by expanding the gross up approach—previously limited to

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Purchased Credit Deteriorated (PCD) assets—to a broader class of acquired loans called purchased seasoned loans (PSLs). Under the new guidance, entities recognize an allowance for expected credit losses at acquisition with a corresponding increase to the loan’s amortized cost basis, eliminating the prior requirement to record a Day 1 credit loss expense for non PCD loans. This change addresses long-standing stakeholder concerns that the old dual model framework was overly complex, subjective, and created inconsistent and economically counterintuitive outcomes, particularly because expected losses were already embedded in fair value at acquisition. ASU 2025-08 will be effective for interim and annual periods for fiscal years beginning after December 15, 2026. Early adoption is permitted for entities that have not yet issued their financial statements. Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Any changes in presentation did not have a material impact on the Company’s financial condition or results of operations.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

2.
Discontinued Operations

On March 1, 2026, the Bank sold substantially all of the assets and liabilities of the Bank’s mortgage banking segment, NOLA Lending Group. The decision was based on a number of strategic priorities, including the continued decline in mortgage volume. This sale allowed the Bank to exit a business segment that had a net loss of approximately $2.7 million in 2025 and reduced total employees by approximately 108 individuals. The Company expects activity from discontinued operations until the existing loans held for sale pipeline is sold. The Company’s financial statements reflect discontinued operations for the current period and retrospectively for prior periods under ASC 205-20.

The following is a summary of the assets and liabilities of the discontinued operations of the mortgage banking division at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
ASSETS	(Dollars in thousands)
Derivative assets	$311	$450
Loans held for sale, at fair value	16,097	28,504
Premises and equipment, net	—	332
Deferred tax assets	25	26
Other assets	372	568
Total assets	$16,805	$29,880

LIABILITIES
Escrows payable	$238	$366
Other liabilities	1,108	1,978
Accrued compensation, including severance payments	805	1,199
Total liabilities	$2,151	$3,543

The following presents operating results of discontinued operations for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Revenue	(Dollars in thousands)
Net interest income	$823	$953
Gain on sales of mortgage loans	2,772	3,340
Other non-interest income	—	8
Total revenue	3,595	4,301

Expenses
Salaries and employee benefits	3,159	3,399
Hedging activity, net	(168)	430
Other general and administrative	1,077	1,313
Total non-interest expenses	4,068	5,142

Loss from discontinued operations before income taxes	(473)	(841)
Income tax benefit from discontinued operations	(98)	(176)

Net loss from discontinued operations	$(375)	$(665)

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

3.
Earnings Per Share

Earnings (Loss) per share is calculated by dividing consolidated net income or loss (numerator) by the weighted-average common shares (denominator).

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three months ended March 31, 2026 and 2025.

Denominator:	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Weighted-average common shares outstanding	17,738,217	19,837,500
Less: Average unearned ESOP shares	(1,460,040)	(1,523,520)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	16,278,177	18,313,980
Basic earnings (loss) per common share:
Continuing operations	$0.03	$0.08
Discontinued operations	(0.02)	(0.04)
Total earnings (loss) per share - basic	$0.01	$0.04

Diluted earnings per common share:
Average dilutive potential common shares	8,458	—
Total dilutive average common shares issued and outstanding	16,286,635	18,313,980
Diluted earnings (loss) per common share:
Continuing operations	$0.03	$0.08
Discontinued operations	(0.02)	(0.04)
Total earnings (loss) per share - diluted	$0.01	$0.04

The Company had a total of 2,128,168 shares of stock options and restricted stock grants that are potentially dilutive securities during the three months ended March 31, 2026. Outstanding stock options and restricted stock grants representing 1,890,120 shares at March 31, 2026, were anti-dilutive and therefore excluded from the calculation. There were no potentially dilutive common shares at March 31, 2025.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

4.
Investment Securities

The tables below show the amortized cost and fair value, by type, of the Company’s available for sale debt securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$154,883	$188	$7,021	$148,050
Mortgage-backed securities	184,221	327	6,896	177,652
Corporate bonds	21,693	—	451	21,242
Total available for sale	$360,797	$515	$14,368	$346,944

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$151,693	$353	$6,072	$145,974
Mortgage-backed securities	162,984	1,152	5,194	158,942
Corporate bonds	21,670	18	258	21,430
Total available for sale	$336,347	$1,523	$11,524	$326,346

As of March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for impairment when there has been a decline in fair value below the amortized cost basis at least quarterly. Accordingly, management is able to effectively measure and monitor the unrealized loss position on these securities and because the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company determined no allowance for credit loss was required as of March 31, 2026 or December 31, 2025.

Accrued interest receivable on investment securities totaled $1.6 million as of March 31, 2026 and December 31, 2025, and was reported in accrued interest receivable on the statements of financial condition.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of securities with gross unrealized losses at March 31, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2026
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$19,402	$342	$113,391	$6,679	$7,021
Mortgage-backed securities	70,182	1,688	51,158	5,208	6,896
Corporate bonds	11,542	268	9,700	183	451
Total available for sale	$101,126	$2,298	$174,249	$12,070	$14,368

	December 31, 2025
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$11,604	$57	$113,976	$6,015	$6,072
Mortgage-backed securities	38,440	768	53,397	4,426	5,194
Corporate bonds	—	—	15,707	258	258
Total available for sale	$50,044	$825	$183,080	$10,699	$11,524

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at March 31, 2026 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Within one year or less	$28,269	$27,973
One through five years	56,860	54,853
After five through ten years	88,957	86,386
Over ten years	186,711	177,732
Total	$360,797	$346,944

At March 31, 2026 and December 31, 2025, approximately $7.6 million and $5.9 million of investments were pledged to secure various deposits or borrowings, respectively.

Additional information related to fair value of investment securities is provided in Note 11.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

5.
Loans Held for Investment

The components of loans were as follows at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Residential mortgage loans (1-4 family):
Fixed	$95,312	$93,595
Variable	129,945	137,148
Construction	33,229	38,058
Total residential mortgage loans	258,486	268,801
Commercial loans:
Real estate	275,294	248,744
Other	93,682	92,199
Total commercial loans	368,976	340,943
Consumer loans:
Home equity	113,658	112,404
Other consumer	19,726	22,787
Total consumer loans	133,384	135,191
Total loans held for investment	760,846	744,935
Less:
Undisbursed portion of mortgage loans	(172)	(145)
Net deferred loan costs (fees)	(948)	(834)
Allowance for credit losses	(6,375)	(6,289)
Total loans held for investment, net	$753,351	$737,667

Accrued interest receivable on loans held for investment totaled $3.8 million and $4.0 million as of March 31, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the statements of financial condition.

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

Grade 5

Acceptable with Care. Risk is still considered acceptable, cash flow coverage of debt service requirements is adequate, but there are certain negative factors that could increase long term risk. Some common characteristics of these credits include: structure at variance with policy, loan-to-value ratios in excess of prescribed levels, trends negative but not materially adverse, leverage in excess of peer, etc.

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Company's recorded investment in loans by credit quality indicators by year of origin as of March 31, 2026 and gross charge-offs for the three months ended March 31, 2026.

	Term Loans
1-4 Family Residential	2026	2025	2024	2023	2022	Prior	Revolving Lines	Total
Pass	$6,283	$7,309	$13,599	$54,183	$52,211	$79,758	$—	$213,343
Special Mention	—	—	—	—	251	72	—	323
Substandard	—	202	148	4,941	3,122	3,178	—	11,591
Doubtful	—	—	—	—	—	—	—	—
Total	$6,283	$7,511	$13,747	$59,124	$55,584	$83,008	$—	$225,257

Residential Construction	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$806	$21,543	$9,876	$1,004	$—	$—	$—	$33,229
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$806	$21,543	$9,876	$1,004	$—	$—	$—	$33,229

Commercial Real Estate	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	23,654	41,055	50,649	36,501	36,071	83,946	—	$271,876
Special Mention	—	—	—	—	—	211	—	211
Substandard	—	671	2,107	—	—	429	—	3,207
Doubtful	—	—	—	—	—	—	—	—
Total	$23,654	$41,726	$52,756	$36,501	$36,071	$84,586	$—	$275,294

Other Commercial	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$16,622	$8,348	$19,161	$2,957	$3,833	$15,981	$22,240	$89,142
Special Mention	24	42	27	38	50	262	39	482
Substandard	34	291	—	113	1,621	1,540	164	3,763
Doubtful	—	24	—	6	—	—	265	295
Total	$16,680	$8,705	$19,188	$3,114	$5,504	$17,783	$22,708	$93,682

Home Equity	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$563	$2,174	$3,749	$6,318	$1,216	$667	$97,440	$112,127
Special Mention	—	154	—	—	—	—	—	154
Substandard	—	133	—	—	—	3	1,241	1,377
Doubtful	—	—	—	—	—	—	—	-
Total	$563	$2,461	$3,749	$6,318	$1,216	$670	$98,681	$113,658

Other Consumer	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$795	$5,842	$4,449	$4,117	$1,182	$497	$2,810	$19,692
Special Mention	—	25	—	—	—	—	—	25
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	9	9
Total	$795	$5,867	$4,449	$4,117	$1,182	$497	$2,819	$19,726

All Loans	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$48,723	$86,271	$101,483	$105,080	$94,513	$180,849	$122,490	$739,409
Special Mention	24	221	27	38	301	545	39	1,195
Substandard	34	1,297	2,255	5,054	4,743	5,150	1,405	19,938
Doubtful	—	24	—	6	—	—	274	304
Total Loans	$48,781	$87,813	$103,765	$110,178	$99,557	$186,544	$124,208	$760,846
Gross charge-offs	$—	$—	$304	$10	$27	$—	$146	$487

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The following table presents the Company's recorded investment in loans by credit quality indicators by year of origin as of December 31, 2025 and gross charge-offs for the year ended December 31, 2025.

	Term Loans
1-4 Family Residential	2025	2024	2023	2022	2021	Prior	Revolving Lines	Total
Pass	$6,660	$15,559	$55,859	$57,454	$24,825	$57,911	$—	$218,268
Special Mention	—	—	—	252	—	74	—	326
Substandard	209	149	5,060	2,918	1,276	2,537	—	12,149
Doubtful	—	—	—	—	—	—	—	—
Total	$6,869	$15,708	$60,919	$60,624	$26,101	$60,522	$—	$230,743

Residential Construction	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$23,340	$13,714	$1,004	$—	$—	$—	$—	$38,058
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$23,340	$13,714	$1,004	$—	$—	$—	$—	$38,058

Commercial Real Estate	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$30,067	$55,678	$37,019	$36,848	$10,683	$76,108	$—	$246,403
Special Mention	75	—	—	—	—	212	—	287
Substandard	—	1,620	—	—	—	434	—	2,054
Doubtful	—	—	—	—	—	—	—	—
Total	$30,142	$57,298	$37,019	$36,848	$10,683	$76,754	$—	$248,744

Other Commercial	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$19,115	$19,523	$3,169	$3,849	$7,310	$9,628	$24,304	$86,898
Special Mention	43	32	—	57	38	238	354	762
Substandard	—	—	170	1,857	90	1,342	638	4,097
Doubtful	25	308	—	—	—	—	109	442
Total	$19,183	$19,863	$3,339	$5,763	$7,438	$11,208	$25,405	$92,199

Home Equity	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$2,162	$3,832	$6,576	$1,331	$49	$681	$96,160	$110,791
Special Mention	156	—	—	—	—	—	—	156
Substandard	136	—	—	—	—	3	1,318	1,457
Doubtful	—	—	—	—	—	—	—	-
Total	$2,454	$3,832	$6,576	$1,331	$49	$684	$97,478	$112,404

Other Consumer	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$7,264	$5,196	$5,137	$1,239	$679	$—	$2,978	$22,493
Special Mention	31	5	—	—	—	—	1	37
Substandard	—	—	201	—	46	—	—	247
Doubtful	10	—	—	—	—	—	—	10
Total	$7,305	$5,201	$5,338	$1,239	$725	$—	$2,979	$22,787

All Loans	2025	2024	2023	2022	2021	Prior	Revolving	Total
Pass	$88,608	$113,502	$108,764	$100,721	$43,546	$144,328	$123,442	$722,911
Special Mention	305	37	—	309	38	524	355	1,568
Substandard	345	1,769	5,431	4,775	1,412	4,316	1,956	20,004
Doubtful	35	308	—	—	—	—	109	452
Total Loans	$89,293	$115,616	$114,195	$105,805	$44,996	$149,168	$125,862	$744,935
Gross charge-offs	$4	$285	$310	$127	$137	$—	$986	$1,849

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the three months ended March 31, 2026:

	1-4 Family	Residential	Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2026	$2,290	$374	$581	$1,730	$810	$504	$6,289
Charge-offs	(26)	—	—	(442)	—	(19)	(487)
Recoveries	—	—	—	68	—	15	83
Provision for Credit Loss	194	2	63	143	54	34	490
Reallocations	70	(353)	176	366	(166)	(93)	—
Balance at end of period	$2,528	$23	$820	$1,865	$698	$441	$6,375

Ending allowance balance for loans individually evaluated	$723	$—	$158	$425	$250	$5	$1,561

Ending allowance balance for loans collectively evaluated	$1,805	$23	$662	$1,440	$448	$436	$4,814

Loans Receivable
Total period-end balance	$225,257	$33,229	$275,294	$93,682	$113,658	$19,726	$760,846

Balance of loans individually evaluated	$11,591	$—	$3,207	$4,034	$1,377	$9	$20,218

Balance of loans collectively evaluated	$213,666	$33,229	$272,087	$89,648	$112,281	$19,717	$740,628

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the year ended December 31, 2025:

	1-4 Family	Residential	Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2025	$2,246	$539	$257	$1,209	$1,224	$769	$6,244
Charge-offs	(323)	(3)	—	(904)	(217)	(402)	(1,849)
Recoveries	4	9	—	149	—	48	210
Provision for Credit Loss	613	100	156	463	217	135	1,684
Reallocations	(250)	(271)	168	813	(414)	(46)	—
Balance at end of year	$2,290	$374	$581	$1,730	$810	$504	$6,289

Ending allowance balance for loans individually evaluated	$696	$—	$270	$670	$124	$29	$1,789

Ending allowance balance for loans collectively evaluated	$1,594	$374	$311	$1,060	$686	$475	$4,500

Loans Receivable
Total period-end balance	$230,743	$38,058	$248,744	$92,199	$112,404	$22,787	$744,935

Balance of loans individually evaluated	$12,693	$—	$2,883	$3,831	$1,457	$220	$21,084

Balance of loans collectively evaluated	$218,050	$38,058	$245,861	$88,368	$110,947	$22,567	$723,851

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Company had $15.1 million and $16.9 million of non-accruing loans as of March 31, 2026 and December 31, 2025, respectively. Management determined that a specific reserve on non-accruing loans of approximately $1.5 million was necessary as of March 31, 2026 and December 31, 2025. The amount of interest income that would have been recorded in in 2026 and 2025 is not significant.

The following tables present a summary by loan class of past due and non-accrual loans as of March 31, 2026 and December 31, 2025 (dollars in thousands):

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
March 31, 2026
1-4 family residential	$20,357	$2,670	$5,333	$28,360	$196,897	$225,257	$—
Residential Construction	—	—	—	—	$33,229	33,229	—
Commercial real estate	109	—	1,620	1,729	$273,565	275,294	—
Other commercial	437	150	910	1,497	$92,185	93,682	28
Home equity	1,356	629	843	2,828	$110,830	113,658	—
Other consumer	944	15	1	961	$18,765	19,726	1
Total	$23,203	$3,464	$8,707	$35,375	$725,471	$760,846	$29

	March 31, 2026
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$5,493	$5,604	$11,097
Residential Construction	—	—	—
Commercial real estate	—	1,620	1,620
Other commercial	372	823	1,195
Home equity	758	400	1,158
Other consumer	—	—	—
Total	$6,623	$8,447	$15,070

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2025
1-4 family residential	$14,041	$4,490	$7,039	$25,569	$205,174	$230,743	$—
Residential Construction	—	—	—	—	38,058	38,058	—
Commercial real estate	65	—	1,620	1,685	247,059	248,744	31
Other commercial	651	791	1,508	2,950	89,249	92,199	—
Home equity	1,684	212	892	2,787	109,617	112,404	—
Other consumer	52	—	257	309	22,478	22,787	—
Total	$16,493	$5,493	$11,316	$33,300	$711,635	$744,935	$31

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,463	$5,786	$12,249
Residential Construction	—	—	—
Commercial real estate	—	1,620	1,620
Other commercial	777	715	1,492
Home equity	885	351	1,236
Other consumer	56	201	257
Total	$8,181	$8,673	$16,854

There was one commercial loan modification for a borrower experiencing financial difficulty in the quarter ended March 31, 2026 totaling $34 thousand and one in the year ended December 31, 2025 totaling $25 thousand. At March 31, 2026, there were 10 loans totaling $842 thousand with active short-term payment deferrals of principal, interest or both. At December 31, 2025, there were 10 loans totaling $1.0 million with active short-term payment deferrals of principal, interest or both.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

6.
Mortgage Servicing Rights

Information related to mortgage servicing rights as of March 31, 2026 and December 31, 2025 are summarized as follows:

	Three Months Ended	Year Ended
	March 31, 2026	December 31, 2025
Book value of mortgage servicing rights beginning of period	$904	$1,078
Additions from sale of loans	141	201
Amortized to expense	(107)	(375)
Book value of mortgage servicing rights end of period	$938	$904

Fair value of mortgage servicing rights	$1,759	$1,703
Principal balance of mortgage loans serviced for others not reported as assets	$211,648	$206,674
Custodial escrows of serviced loans	$3,223	$3,163

Fidelity Bank will continue to service mortgage loans as part of continuing operations. However, after loans held for sale, as part of discontinued operations, are sold, no additional loan servicing will be added. Mortgage servicing activities will decrease going forward.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

7.
Deposits

Depositor account balances as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
Negotiable order of withdrawal (NOW)	$253,782	$243,798
Savings accounts	107,825	108,483
Money market	120,507	130,587
	482,114	482,868
Certificates of deposit	269,608	268,891
Wholesale and brokered certificates of deposit	100,790	89,644
Total Deposits	$852,512	$841,403

The weighted average interest rate on depositor accounts as of March 31, 2026 and December 31, 2025 was 1.67% and 1.62%, respectively.

Included in deposits are certificates of deposit in amounts greater than $250,000 totaling $64.3 million of account balance and approximately $2.4 million in annual interest expenses at March 31, 2026 and $64.2 million of account balance and approximately $2.4 million in annual interest expense at December 31, 2025. The scheduled maturities of all certificates of deposit at March 31, 2026 were as follows:

2026	$187,018
2027	138,107
2028	9,045
2029	16,601
2030	14,651
2031	4,976
Total	$370,398

8.
Other Borrowings

The Company has a line of credit with the FHLB through which advances are drawn. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans and cash and investments held at FHLB. The unused portion of the line of credit as of March 31, 2026 and December 31, 2025 was approximately $317 million and $352 million, respectively. As of March 31, 2026, the advances had annual maturities and weighted average interest rates as listed below.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

		Weighted Average
	Amount	Interest Rate
2026	$30,000	3.34%
2027	25,500	3.75%
2028	31,500	3.94%
2029	—	—%
2030	5,714	4.14%
2031	—	—%
2032	2,858	4.36%
Total	$95,572	3.73%

As of December 31, 2025, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2026	$21,000	3.23%
2027	17,000	3.79%
2028	31,500	3.94%
2029	—	—%
2030	5,837	4.14%
2031	—	—%
2032	2,920	4.36%
Total	$78,257	3.75%

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of March 31, 2026, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2026, and December 31, 2025, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10%, 8%, 6.5%, and 5%, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025 are presented in the table below:

	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
March 31, 2026
Tier 1 leverage capital:	$255,644	20.23%	$50,547	4.00%	$63,184	5.00%

Common Equity Tier 1 risk-based capital:	$255,644	28.70%	$40,086	4.50%	$57,903	6.50%
Tier 1 risk-based capital:	$255,644	28.70%	$53,448	6.00%	$71,265	8.00%
Total risk-based capital:	$262,175	29.43%	$71,265	8.00%	$89,081	10.00%

December 31, 2025
Tier 1 leverage capital:	$255,300	20.02%	$51,020	4.00%	$63,775	5.00%

Common Equity Tier 1 risk-based capital:	$255,300	29.38%	$39,106	4.50%	$56,486	6.50%
Tier 1 risk-based capital:	$255,300	29.38%	$52,141	6.00%	$69,521	8.00%
Total risk-based capital:	$261,745	30.12%	$69,521	8.00%	$86,901	10.00%

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

The Company’s financial statements do not reflect various outstanding commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. Commitments to extend credit, consisting primarily of commercial lines-of-credit, revolving credit lines and overdraft protection agreements, include exposure to credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company was not required to perform on any financial guarantees nor did it incur any losses on its commitments for the three months ended March 31, 2026 and year ended December 31, 2025.

Commitments outstanding were as follows:

	March 31, 2026	December 31, 2025
Residential construction	$20,374	$20,123
Commercial construction	18,030	19,669
Revolving lines of credit and other	229,910	228,192
	$268,314	$267,984

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. A reserve for unfunded commitments is recorded within other liabilities on the statements of financial condition, and the related provision is recorded in the provision for credit losses on the consolidated statements of operations. The reserve for unfunded commitments was $156 thousand at March 31, 2026 and December 31, 2025.

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

Mortgage Loans Held for Sale: The Company originates mortgage loans that it intends to sell to the secondary market. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. As of March 31, 2026 and December 31, 2025, these assets are associated with the discontinued operations of the NOLA Lending Group. Refer to Note 2. Discontinued Operations for additional information.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Derivative Financial Instruments: The Company enters into derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the statements of financial condition. Forward MBS trades are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into interest rate locks with prospective borrowers. These commitments are carried at fair value based on the fair value of underling mortgage loans which are based on observable market data. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. As of March 31, 2026 and December 31, 2025, these assets are associated with the discontinued operations of the NOLA Lending Group. Refer to Note 2. Discontinued Operations for additional information.

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

The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Carrying value of collateral dependent loans before allowance	$8,540	$9,297
Specific allowance	(1,561)	(1,789)
Fair value of collateral dependent loans	$6,979	$7,508

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The carrying amounts and estimated fair values of financial instrument as of March 31, 2026 and December 31, 2025, were as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and due from banks	$6,164	$6,164	$6,164	$—	$—
Interest-bearing cash equivalents	$40,047	$40,047	$40,047	$—	$—
Securities available for sale	$346,944	$346,944	$—	$346,944	$—
Loans held for sale(1)	$16,097	$16,097	$—	$16,097	$—
Loans held for investment, net	$753,351	$741,271	$—	$—	$741,271
Derivative assets(1)	$311	$311	$—	$311	$—
Mortgage servicing rights	$938	$1,759	$—	$1,759	$—
Accrued interest receivable	$5,426	$5,426	$—	$—	$5,426
Financial Liabilities:
Deposits	$852,512	$772,322	$—	$772,322	$—
Advances by borrowers for taxes and insurance	$5,448	$5,448	$5,448	$—	$—
Escrows payable(1)	$238	$238	$238	$—	$—
Other borrowings	$95,572	$95,926	$—	$95,926	$—
Accrued interest payable	$447	$447	$—	$—	$447

December 31, 2025
Financial assets:
Cash and due from banks	$9,872	$9,872	$9,872	$—	$—
Interest-bearing cash equivalents	$50,397	$50,397	$50,397	$—	$—
Securities available for sale	$326,346	$326,346	$—	$326,346	$—
Loans held for sale(1)	$28,504	$28,504	$—	$28,504	$—
Loans held for investment, net	$737,667	$717,513	$—	$—	$717,513
Derivative assets(1)	$450	$450	$—	$450	$—
Mortgage servicing rights	$904	$1,703	$—	$1,703	$—
Accrued interest receivable	$5,688	$5,688	$—	$—	$5,688
Financial Liabilities:
Deposits	$841,403	$794,568	$—	$794,568	$—
Advances by borrowers for taxes and insurance	$6,298	$6,298	$6,298	$—	$—
Escrows payable(1)	$366	$366	$366	$—	$—
Other borrowings	$78,257	$78,960	$—	$78,960	$—
Accrued interest payable	$392	$392	$—	$—	$392

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

On December 31, 2025, the Bank entered into an agreement to sell substantially all the assets and liabilities of the Bank’s mortgage banking segment, NOLA Lending Group. The sale closed on March 1, 2026. As a result, the mortgage banking operations are presented as discontinued operations for all periods presented, and the Company no longer reports mortgage banking as a separate operating or reportable segment.

Refer to Note 2. Discontinued Operations for additional information.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

13.
Subsequent Events

Management has evaluated subsequent events through the date that these consolidated financial statements were issued, May 14, 2026, and determined that no matters required disclosure beyond the following item related to bank owned life insurance.

In February 2026, a retired senior officer of Fidelity Bank passed away who was insured as part of the Company’s bank owned life insurance. The Company expects approximately $1.1 million in net gains from insurance proceeds to settle in the second quarter of 2026. This nonrecurring noninterest income is non-taxable.

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

Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company’s Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and those related to the economic environment, particularly in the market areas in which the Company operates, inflation and unemployment, competitive products and pricing, real estate values, fiscal and monetary policies of the U.S. Government, tariffs, the potential effects of the recent federal government shutdowns, changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, potential goodwill impairment, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets, the availability of and costs associated with sources of liquidity.

The Company cautions readers not to place undue reliance on any such forward-looking statements which speak only as of the date they are made. The Company advises readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•

Continuing to seek to grow and diversify our loan portfolio prudently by increasing originations of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. We intend to continue to prudently increase our originations of commercial real estate and commercial loans in order to diversify our loan portfolio and increase yield. At March 31, 2026, commercial real estate loans amounted to $275.3 million, or 36.18% of total loans and other commercial loans amounted to $93.7 million, or 12.31%, of total loans.

•

Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At March 31, 2026, our non-performing loans totaled $15.1 million, or 1.98% of total loans.

•

Continuing to attract and retain customers in our current market areas and growing our low-cost “core” deposit base while expanding our offices and banking activity in the Baton Rouge and Lafayette, Louisiana markets. We consider our core deposits to include NOW accounts, statement savings accounts, money market accounts, and other savings deposit accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $482.1 million, or 56.55% of total deposits, at March 31, 2026. We have expanded our deposit and lending activities into the Baton Rouge and Lafayette, Louisiana markets over the last several years, including the hiring of Market Area Presidents and lending teams and the establishment of a branch office and we anticipate that these efforts will continue.

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

•

Continuing to grow through organic growth while also considering opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital we raised in the stock offering enabled us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market areas or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices, funded with capital raised through the Company’s stock offering in the third quarter of 2024.

We expect these strategies to guide our investment of the net proceeds of the stock offering. We intend to continue to pursue these business strategies after the conversion and stock offering, subject to changes necessitated by future market conditions, regulatory restrictions and other factors.

Increase in Non-interest Expense

Following the completion of the conversion and stock offering, our non-interest expense increased because of the increased costs associated with operating as a public company, including the hiring of additional accounting personnel, and the increased compensation expenses associated with the implementation of our employee stock ownership plan and the implementation of a stock-based benefit plan.

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

The following represent our critical accounting policies:

Provision for Credit Losses. On January 1, 2023, Fidelity Bank adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology with an expected loss methodology that is referred to as CECL throughout this document. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write down on available-for-sale debt securities that management does not intend to sell or believe that it is not, more than likely, required to sell.

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

The following tables set forth selected historical financial and other data of Fidelity Bank for the periods and at the dates indicated. The information at March 31, 2026, and for the three months ended March 31, 2026 and 2025, is not audited but, in the opinion of management, includes all adjustments necessary for a fair presentation. These adjustments are standard and recurring. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected or realized for the entire year. The information at December 31, 2025 is derived in part from, and should be read together with, the audited financial statements and related notes beginning at page F-1 of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2026.

	March 31, 2026	December 31, 2025
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,265,008	$1,255,406
Total cash and cash equivalents	46,211	60,269
Securities available for sale, at fair value	346,944	326,346
Loans held for investment, net	753,351	737,667
Total deposits	852,512	841,403
Federal Home Loan Bank advances	95,572	78,257
Total equity	297,719	314,450

	For the three months ended March 31,
	2026	2025
	(In thousands)
Selected Operating Data For Continuing Operations:
Total interest and dividend income	$16,403	$15,964
Total interest expense	4,560	4,117
Net interest income	11,843	11,847
Provision for credit losses	490	385
Net interest income after provision for credit losses	11,353	11,462
Total non-interest income	1,111	1,055
Total non-interest expense	11,851	10,798
Net income before income taxes	613	1,719
Income tax expense	119	349
Net income from continuing operations	$494	$1,370

	For the three months ended March 31,
	2026	2025
Performance Ratios:
Net income from continuing operations (in thousands)	$494	$1,370
Net loss from discontinued operations (in thousands)	$(375)	$(665)
Net income (loss) (in thousands)	$119	$705
Return on average assets from continuing operations (1)	0.04%	0.11%
Return on average equity from continuing operations(2)	0.16%	0.42%
Earnings per share from continuing operations - basic and diluted	$0.03	0.08
Net interest margin (3)	4.47%	4.60%
Non-interest income to average assets from continuing operations	0.09%	0.09%
Non-interest expense to average assets from continuing operations	0.95%	0.88%
Efficiency ratio from continuing operations(4)	91.49%	83.69%
Average interest-earning assets to average interest-bearing liabilities	146.67%	150.98%
Capital Ratios:
Total risk-based capital	29.43%	30.27%
Tier 1 risk-based capital	28.70%	29.56%
Common equity Tier 1 risk-based capital	28.70%	29.56%
Tier 1 leverage capital	20.23%	20.32%
Average equity to average assets	24.39%	26.70%
Common stock book value per share	$17.50	16.71
Common stock book value per share (net of unearned ESOP shares)	$19.12	18.08
Asset Quality Ratios:
Allowance for credit losses to total loans (5)	0.85%	0.80%
Allowance for credit losses to non-performing loans	42.23%	40.10%
Net charge-offs to average outstanding loans	0.05%	0.06%
Non-performing loans to total loans	1.98%	2.00%
Non-performing loans to total assets	1.19%	1.25%
Total non-performing assets to total assets (6)	1.30%	1.30%
Other:
Number of offices	19	18
Number of full-time equivalent employees	211	325

(1)	Represents net income (loss) from continuing operations divided by average total assets.
(2)	Represents net income (loss) from continuing operations divided by average equity.
(3)	Represents net interest income divided by average interest-earning assets. Includes loans held for sale.
(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Total loans includes only loans held for investment.
(6)	Non-performing assets includes other real estate owned.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets were $1.27 billion at March 31, 2026, compared to $1.26 billion at December 31, 2025. The largest fluctuation between these periods came from an increase in securities available for sale of $20.6 million, or 6.31%. This increase was due to favorable investment yields in the current period, predominantly in previously issued government backed mortgage securities. During the three months ended March 31, 2026, the Company purchased approximately $34.8 million in securities with an expected average yield of 5.02%. The Company also sold $5.9 million in securities for a gain of $85 thousand.

Cash and Cash Equivalents. Cash levels decreased by $14.1 million, or 23.33%, to $46.2 million at March 31, 2026 from $60.3 million at December 31, 2025, as such assets were used in part to fund loans, purchase investment securities, and repurchase Company stock.

Available-for-Sale Investment Securities. Investment securities increased $20.6 million, or 6.31%, to $346.9 million at March 31, 2026, from $326.3 million at December 31, 2025. Aggregate securities purchased totaled $34.8 million and aggregate securities maturing, called, or sold totaled $11.4 million during the three months ended March 31, 2026. This increase was due to favorable investment yields in the current period. The average expected yield in security purchases for the three month period ending March 31, 2026, was 5.02%

Loans Held for Investment, Net. Loans held for investment, net, increased by $15.7 million, or 2.13%, to $753.4 million at March 31, 2026 from $737.7 million at December 31, 2025. During the three months ended March 31, 2026, net loan originations (net of payoffs) totaled $16.4 million. The increase in net loans held for investment came primarily from an increase in commercial real estate loans of $26.6 million, or 10.67%, partially offset by total residential mortgage loans decreasing $10.3 million, or 3.84%.

Increases in loan balances reflect our strategy to grow the commercial and commercial real estate loan portfolios. We have expanded our lending activities into the Baton Rouge and Lafayette, Louisiana markets, including adding lending teams in these markets.

Deposits. Deposits increased by $11.1 million, or 1.32%, to $852.5 million at March 31, 2026 from $841.4 million at December 31, 2025. Core deposits (defined as all deposits other than certificates of deposit) decreased $754 thousand, or 0.16%, to $482.1 million at March 31, 2026 from $482.9 million at December 31, 2025. Certificates of deposit increased $11.9 million, or 3.31%, to $370.4 million at March 31, 2026 from $358.5 million at December 31, 2025. Our certificates of deposit included $100.8 million in wholesale and brokered certificates of deposit at March 31, 2026 and $89.6 million at December 31, 2025. Such deposits generally tend to be at higher yields than other types of deposits and generally do not represent direct customer relationships, but were utilized, in part, to fund loan and investment growth.

Borrowings. Borrowings increased $17.3 million, or 22.13%, from $78.3 million at December 31, 2025 to $95.6 million at March 31, 2026. Borrowings have increased over the last two quarters primarily to fund investment security purchases due to attractive net-interest spreads within this asset class. Company borrowings consist of advances on a line of credit with the Federal Home Loan Bank. At March 31, 2026, approximately $317 million was available on this borrowing line.

Total Equity. Total equity decreased $16.7 million, or 5.32%, to $297.7 million at March 31, 2026 from $314.5 million at December 31, 2025. This decrease was due to $14.3 million in common stock repurchases and a $3.0 million increase in accumulated other comprehensive loss, partially offset by net income.

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

	For the three months ended March 31,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$57,953	$482	3.37%	$95,872	$997	4.22%
Securities	330,040	3,301	4.06%	249,291	2,296	3.74%
Loans held for investment	736,528	13,066	7.19%	761,031	13,280	7.08%
Loans held for sale	24,192	378	6.33%	21,482	345	6.50%
Total earning assets (4)	1,148,713	17,227	6.08%	1,127,676	16,918	6.08%
Non-interest-earning assets:
Cash and cash equivalents	7,428			6,311
Fixed Assets	57,187			55,432
Allowance for credit losses	(6,264)			(6,256)
Other	44,397			46,609
Total non-interest-earning assets	102,748			102,096
Total Assets	$1,251,461			$1,229,772
Interest-bearing liabilities:
Interest-bearing demand deposits	$116,444	$61	0.21%	$107,447	$43	0.16%
Interest-bearing savings and money market deposits	225,722	745	1.34%	243,622	664	1.11%
Certificates of deposit	358,611	2,986	3.38%	324,436	2,686	3.36%
Total interest-bearing deposits	700,777	3,792	2.19%	675,505	3,393	2.04%
Interest-bearing borrowings	82,396	768	3.78%	71,414	724	4.11%
Total interest-bearing liabilities	783,173	4,560	2.36%	746,919	4,117	2.24%
Non-interest:
Demand deposits	147,575			144,454
Other liabilities	15,443			10,104
Total non-interest liabilities	163,018			154,558
Total Equity	305,270			328,295
Total liabilities and equity	$1,251,461			$1,229,772
Net interest income		$12,667			$12,801
Net interest-earning assets (1)	$365,540			$380,757
Net interest rate spread (2)			3.72%			3.84%
Net yield on interest-earning assets (3)			4.47%			4.60%
Average of interest-earning assets to interest-bearing liabilities	146.67%			150.98%
Average equity to assets	24.39%			26.70%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.
(4)	$824 thousand and $954 thousand of interest on earning assets represents origination fees, discount fees and interest income from discontinued operations for 2026 and 2025, respectively.

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

	Three months ended March 31, 2026 vs. Three months ended March 31, 2025
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(394)	$(121)	$(515)
Securities	744	261	1,005
Loans	(428)	214	(214)
Loans held for sale	43	(10)	33
Total interest-earning assets	(35)	344	309
Interest-bearing liabilities:
Interest-bearing demand deposits	4	14	18
Interest-bearing savings and money market deposits	(49)	130	81
Certificates of deposit	282	18	300
Total interest-bearing deposits	237	162	399
Interest-bearing borrowings	112	(68)	44
Total interest-bearing liabilities	349	94	443
Net interest income	$(384)	$250	$(134)

Comparison of Operating Results From Continuing Operations for the Three Months Ended March 31, 2026 and 2025

General. Net income from continuing operations of $494 thousand was recorded for the three months ended March 31, 2026, compared to net income of $1.4 million for the three months ended March 31, 2025. The decrease in net income was primarily the result of a $1.1 million, or 9.75%, increase in total non-interest expenses.

Interest Income. Interest income increased $439 thousand, or 2.75%, to $16.4 million for the three months ended March 31, 2026, compared to $16.0 million for the three months ended March 31, 2025. This increase was primarily attributable to a $1.0 million, or 43.77%, increase in interest and dividends on investment securities, partially offset by a decrease of $515 thousand, or 51.65%, from interest on deposits in other banks.

Interest and fees on loans decreased $51 thousand, or 0.40%, for the three months ended March 31, 2026 compared to the same period in 2025. The average balance of loans held for investment during the three months ended March 31, 2026 decreased by $24.5 million, or 3.22%, while the average yield on these loans increased to 7.19% for the three months ended March 31, 2026 from 7.08% for the three months ended March 31, 2025. The increase in average yield on loans was due to the increasing interest rate environment, particularly within the commercial and residential construction portfolios.

The average balance of investment securities increased by $80.7 million, or 32.39%, to $330.0 million for the three months ended March 31, 2026 from $249.3 million for the three months ended March 31, 2025, while the average yield on investment securities increased to 4.06% for the three months ended March 31, 2026 compared to 3.74% for the three months ended March 31, 2025.

Interest Expense. Total interest expense increased $443 thousand, or 10.76%, to $4.6 million for the three months ended March 31, 2026, from $4.1 million for the three months ended March 31, 2025. The increase was primarily due to a increase of $399 thousand, or 11.76%, in interest on deposits. The increase in interest on deposits was primarily due to an increase in interest-bearing deposit average balances of $25.3 million, or 3.74%, and an increase average rates paid to 2.19% from 2.04% for the three months ended March 31, 2026 compared to the same period in 2025. The growth in deposits is due in part to the Lafayette branch that opened in August 2025.

Net Interest Income. Net interest income decreased $4 thousand, or 0.03%, to $11.84 million for the three months ended March 31, 2026, compared to $11.85 million for the three months ended March 31, 2025. Over these periods, interest and dividends on investments increased $1.0 million, or 43.77%, partially offset by a decrease in interest income on deposits in other banks of $515 thousand, and an increase in total interest expense of $443 thousand, or 10.76%. Net interest margin was 4.47% for the three months ended March 31, 2026, compared to 4.60% for the three months ended March 31, 2025. Company net interest margins continue to include net interest income from discontinued operations.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $490,000 provision for credit losses for the three months ended March 31, 2026 compared to a $385,000 provision for the same period ended March 31, 2025. The increase in the provision for credit losses was due primarily to growth in loans held for investment for the three months ended March 31, 2026.

Total non-performing loans were $15.1 million at March 31, 2026, compared to $16.9 million at December 31, 2025, and $15.4 million at March 31, 2025. The majority of non-performing loans, $11.1 million, relate to first lien residential mortgage loans. These non-performing residential loans have a weighted average loan to value below 80%. Residential real estate loans remain under elevated credit pressures in our gulf coast lending markets due to rising insurance costs. Classified loans totaled $20.2 million at March 31, 2026, compared to $20.5 million at March 31, 2025, and total loans past due greater than 30 days were $35.4 million and $35.9 million at those respective dates. Special mention loans were $1.2 million at March 31, 2026 compared to $1.0 million at March 31, 2025. As a percentage of non-performing loans, the allowance for credit losses was 42.2% at March 31, 2026 compared to 40.1% at March 31, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at March 31, 2026. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $1.11 million for the three months ended March 31, 2026, an increase of $56 thousand, or 5.31%, from $1.06 million for the three months ended March 31, 2025. The increase was primarily due to an increase of $91 thousand, or 13.91%, on deposit and account service charges.

Non-interest Expense. Non-interest expense increased $1.1 million, or 9.75%, to $11.9 million for the three months ended March 31, 2026, compared to $10.8 million for the three months ended March 31, 2025. Increases in non-interest expenses were primarily due to a $601 thousand, or 9.76%, increase in salaries and employee benefits due to added staff for the Lafayette branch opened by the Bank in August 2025, normal pay and benefit increases, a $226 thousand, or 13.84%, increase in occupancy and equipment related to the new Lafayette branch and new ATM servicing contracts, and a $77 thousand, or 45.83%, increase in advertising and marketing. Increases in advertising are due to timing of initiatives and are not expected to remain elevated throughout 2026.

Provision (Benefit) for Income Tax Expense. The provision for income taxes was $119,000 for the three months ended March 31, 2026, compared to a provision of $349,000 for the three months ended March 31, 2025. The change is a direct reflection of net income before income taxes for each period and there was no material change in the Bank’s effective tax rates.

Comparison of Results From Discontinuing Operations for the Three Months Ended March 31, 2026 and 2025

The net loss from discontinued operations was $375 thousand for the three months ended March 31, 2026 compared to a net loss of $665 thousand for the three months ended March 31, 2025. The reduction in loss is the result of unwinding the NOLA Lending Group. The Company expects revenues and expenses to decline over the next two quarters as the discontinued business unit is completely shut down. For more information on discontinued operations, see footnote 2 of the unaudited financial statements contained within this filing.

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

The following table sets forth, at March 31, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

March 31, 2026
				EVE as a Percentage of Present Value Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
(Dollars in thousands)
400	$313,266	$(63,839)	(16.93)%	24.52%	(500)
300	330,473	(46,632)	(12.37)%	25.87%	(365)
200	348,060	(29,045)	(7.70)%	27.25%	(227)
100	363,646	(13,459)	(3.57)%	28.47%	(105)
-	377,105	—	—%	29.52%	—
(100)	387,554	10,449	2.77%	30.34%	82
(200)	394,459	17,354	4.60%	30.88%	136

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2026 we would have experienced a 7.70% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.60% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated increase (decreases) in the percentage of change in EVE in the table above are within the Board of Director’s guidelines.

Change in Net Interest Income. The following table sets forth, at March 31, 2026, the calculation of the estimated changes in our net interest income, referred to as “NII” throughout this document, that would result from the designated immediate changes in the United States Treasury yield curve.

March 31, 2026
Change in Interest Rates (basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$46,282	(2.30)%
+300	47,325	(0.10)%
+200	47,940	1.20%
+100	47,846	1.00%
Level	47,372	—%
(100)	45,856	(3.20)%
(200)	44,767	(5.50)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2026, we would have a 1.20% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 5.50% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated decreases in the percentage of change in the net interest income in the table above are within the Board of Director's guidelines.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities and sales of mortgage loans. We have the ability to borrow from the Federal Home Loan Bank of Dallas, and at March 31, 2026, we had $95.6 million of outstanding borrowings from the Federal Home Loan Bank of Dallas. At March 31, 2026, we had the capacity to borrow an additional $317.4 million from the Federal Home Loan Bank of Dallas and an additional $137.0 million from the Federal Reserve Board discount window.

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

At March 31, 2026, Fidelity Bank’s Tier 1 leverage capital was $255.6 million, or 20.23% of adjusted assets. Accordingly, it was categorized as well-capitalized at March 31, 2026. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 9 of the financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements. At March 31, 2026, we had $268.3 million of outstanding commitments to originate loans, which included $229.9 million in revolving lines of credit, $20.4 million in residential construction loans and $18.0 million in commercial construction loans and lines of credit. At March 31, 2026, none of our revolving lines of credit related to commercial real estate loans. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2026 totaled $256.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2026. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended March 31, 2026.

			Total	Maximum
			Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number		Publicly	Purchased
	of Shares	Average	Announced	Under the
	Purchased	Price Paid	Programs	Programs
	(1)	per Share	(1)	(1)
January 1 - January 31, 2026	235,991	$13.09	235,991	1,785,375
February 1 - February 28, 2026	31,801	$13.23	31,801	1,753,574
March 1 - March 31, 2026	806,761	$13.40	838,562	946,813
Three months ended March 31, 2026	1,074,553	$13.32	838,562	946,813

(1)

On November 13, 2025, the Company announced its plan to repurchase 1,973,750 shares of its common stock, which was completed on January 14, 2026. On January 28, 2026, the Company’s Board of Directors approved the repurchase of an additional 1,785,375 shares, or approximately 10.0% of the Company’s common stock outstanding. The current stock repurchase plan will expire upon the earlier of the completion of all repurchases or on December 31, 2026. The Board of Directors has the right to suspend or discontinue the plan at any time. As of May 13, 2026, the Company has repurchased 1,692,261 shares through this current stock repurchase plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

FB BANCORP, INC.

Date: May 14, 2026	/s/ Christopher Ferris
Christopher Ferris
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: May 14, 2026	/s/ Todd Wanner
Todd Wanner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)