Form 10-Q
period 2026-06-30
FB Bancorp, Inc. /MD/
filed 2026-08-13
CIK 2013639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of Each Exchange on Which Registered
Common Stock,	FBLA	The Nasdaq Stock Market LLC
$0.01 par value

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

15,948,178 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 12, 2026.

FB Bancorp, Inc.

Form 10-Q

Item 1. Financial Statements

FB Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS	(Dollars in thousands)
Cash and due from banks	$5,932	$9,872
Interest-bearing deposits at other financial institutions	39,277	50,397
Total cash and cash equivalents	45,209	60,269

Securities available for sale, at fair value (amortized cost of $353,751 and $336,347, respectively)	338,035	326,346
Loans held for investment	745,523	743,956
Less: allowance for credit losses	(6,814)	(6,289)
Loans held for investment, net	738,709	737,667
Federal Home Loan Bank stock, at cost	5,395	3,650
Bank owned life insurance	14,164	15,341
Accrued interest receivable	5,667	5,688
Premises and equipment, net	55,599	57,105
Other real estate owned	3,055	1,349
Mortgage servicing rights	898	904
Prepaid expenses	2,012	1,908
Other assets	16,721	15,299
Assets from discontinued operations, at fair value	180	29,880

Total assets	$1,225,644	$1,255,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$128,196	$133,506
Interest bearing	682,779	707,897
Total deposits	810,975	841,403

Advances by borrowers for taxes and insurance	6,587	6,298
Other borrowings	111,186	78,257
Accrued interest payable	511	392
Other liabilities	11,095	11,063
Liabilities from discontinued operations, at fair value	1,474	3,543
Total liabilities	941,828	940,956

Stockholders' Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 120,000,000 shares authorized; 16,068,375 and 18,089,741 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	161	181
Additional paid-in capital	144,997	171,503
Unearned ESOP shares - 1,428,300 and 1,460,040 shares as of June 30, 2026 and December 31, 2025, respectively	(16,140)	(16,498)
Retained earnings	167,214	167,165
Accumulated other comprehensive income (loss)	(12,416)	(7,901)
Total stockholders' equity	283,816	314,450

Total liabilities and stockholders' equity	$1,225,644	$1,255,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share data)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands except per share amounts)
Interest and dividend income
Interest and fees on loans	$12,723	$13,252	$25,343	$25,923
Interest and dividends on investment securities	3,551	2,392	6,852	4,688
Interest on deposits in other banks	425	807	907	1,804
Total interest and dividend income	16,699	16,451	33,102	32,415

Interest expense
Deposits	3,735	3,733	7,527	7,126
Borrowed funds	1,063	616	1,831	1,340
Total interest expense	4,798	4,349	9,358	8,466

Net interest income	11,901	12,102	23,744	23,949
Provision for credit losses	475	453	965	838
Net interest income after provision for credit losses	11,426	11,649	22,779	23,111

Non-interest income
Service charges and fee income from deposit accounts	672	613	1,417	1,267
Gain (loss) on sales, disposal, or impairment of assets	4	(88)	(42)	(88)
Gain on sales of available for sale securities	77	108	162	163
Other non-interest income	1,485	321	1,812	667
Total non-interest income	2,238	954	3,349	2,009

Non-interest expenses
Salaries and employee benefits	7,665	6,231	14,424	12,389
Occupancy and equipment	1,912	1,726	3,771	3,359
Directors’ fees	246	183	446	364
Data processing	1,278	1,245	2,556	2,473
Advertising and marketing	218	301	463	469
Mortgage servicing rights amortization	100	103	207	194
Other general and administrative	1,677	1,527	3,080	2,866
Total non-interest expenses	13,096	11,316	24,947	22,114

Income from continuing operations before income taxes	568	1,287	1,181	3,006
Income tax expense (benefit) from continuing operations	(129)	258	(10)	607

Net income from continuing operations	697	1,029	1,191	2,399
Loss from discontinued operations before income taxes	(965)	(189)	(1,438)	(1,030)
Income tax benefit from discontinued operations	(198)	(39)	(296)	(215)
Net loss from discontinued operations	(767)	(150)	(1,142)	(815)
Net income (loss)	$(70)	$879	$49	$1,584
Basic and diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.06	$0.08	$0.13
Discontinued operations	(0.05)	(0.01)	(0.07)	(0.04)
Total earnings per share - basic and diluted	$-	$0.05	$0.01	$0.09
Weighted average shares outstanding - basic	14,853,909	18,329,850	15,562,108	18,321,959
Weighted average shares outstanding - diluted	14,912,707	18,329,850	15,598,136	18,321,959

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$(70)	$879	$49	$1,584
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(1,786)	(368)	(5,553)	5,088
Reclassification adjustment for (gains) losses realized on securities available for sale	(77)	(108)	(162)	(163)
Net unrealized gains (losses)	(1,863)	(476)	(5,715)	4,925
Tax effect	391	100	1,200	(1,034)
Total other comprehensive income (loss)	(1,472)	(376)	(4,515)	3,891

Total comprehensive income (loss)	$(1,542)	$503	$(4,466)	$5,475

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2026 and 2025

(Dollars in thousands, except share data)

					Accumulated	Unallocated
	Common		Additional		Other	Common	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Stock Held By	Stockholders'
	Issued	Stock	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2024	19,837,500	$198	$193,571	$165,912	$(16,211)	$(17,215)	$326,255

Comprehensive income (loss):
Net income (loss)	-	-	-	705	-	-	705
Other comprehensive income (loss), net of tax	-	-	-	-	4,267	-	4,267
Total comprehensive income (loss)							4,972

ESOP shares committed to be released (15,870 shares)	-	-	3	-	-	179	182

Balance at March 31, 2025	19,837,500	$198	$193,574	$166,617	$(11,944)	$(17,036)	$331,409
Comprehensive income (loss):
Net income (loss)	-	-	-	879	-	-	879
Other comprehensive income (loss), net of tax	-	-	-	-	(376)	-	(376)
Total comprehensive income (loss)							503

ESOP shares committed to be released (15,870 shares)	-	-	(5)	-	-	179	174

Balance at June 30, 2025	19,837,500	$198	$193,569	$167,496	$(12,320)	$(16,857)	$332,086

Balance at December 31, 2025	18,089,741	$181	$171,503	$167,165	$(7,901)	$(16,498)	$314,450

Comprehensive income (loss):
Net income (loss)	-	-	-	119	-	-	119
Other comprehensive income (loss), net of tax	-	-	-	-	(3,043)	-	(3,043)
Total comprehensive income (loss)							(2,924)

Repurchase of common stock	(1,074,553)	(11)	(14,306)	-	-	-	(14,317)
Stock-based compensation	-	-	301	-	-	-	301
ESOP shares committed to be released (15,870 shares)	-	-	30	-	-	179	209

Balance at March 31, 2026	17,015,188	$170	$157,528	$167,284	$(10,944)	$(16,319)	$297,719
Comprehensive income (loss):
Net income (loss)	-	-	-	(70)	-	-	(70)
Other comprehensive income (loss), net of tax	-	-	-	-	(1,472)	-	(1,472)
Total comprehensive income (loss)							(1,542)

Repurchase of common stock	(946,813)	(9)	(13,253)	-	-	-	(13,262)
Stock-based compensation	-	-	676	-	-	-	676
ESOP shares committed to be released (15,870 shares)	-	-	46	-	-	179	225

Balance at June 30, 2026	16,068,375	$161	$144,997	$167,214	$(12,416)	$(16,140)	$283,816

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2026	2025
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,191	$2,399
Net loss from discontinued operations	(1,142)	(815)
Net income (loss)	$49	$1,584
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,380	1,177
Amortization of mortgage servicing rights	207	194
Net (accretion) amortization on securities	(2,137)	(692)
Provision (benefit) for credit losses	965	838
ESOP expense	434	356
Increase in cash surrender value of life insurance	(170)	(174)
Loss on sales and disposal of assets	42	88
Federal Home Loan Bank stock dividends	(87)	(113)
Net gain on sales of available for sale securities	(162)	(163)
Gain on life insurance proceeds	(1,168)	—
Deferred income taxes (benefit)	(313)	282
Stock-based compensation	977	—
Changes in other operating assets and liabilities	1,100	2,659
Net cash provided by (used in) operating activities of continuing operations	1,117	6,036
Net cash provided by (used in) operating activities of discontinued operations	26,489	(537)
Net cash provided by (used in) operating activities	27,606	5,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(44,616)	(34,773)
Proceeds from maturities, prepayments, and sales of securities available for sale	29,511	24,499
Purchase of FHLB stock	(1,658)	—
Redemption of FHLB stock	—	1,191
(Increase) decrease in loans held for investment, net	(4,039)	(21,742)
Bank owned life insurance proceeds	2,515	—
Purchases of premises and equipment	(201)	(4,745)
Proceeds from sale of Company owned assets or other real estate owned	611	598

Net cash provided by (used in) investing activities	(17,877)	(34,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(30,428)	24,588
Proceeds from other borrowings	55,300	30,000
Payments on other borrowings	(22,371)	(37,000)
Net change in advances by borrowers for taxes and insurance	289	(873)
Common stock repurchased	(27,579)	—

Net cash provided by (used in) financing activities	(24,789)	16,715

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,060)	(12,758)
Cash and cash equivalents at beginning of period	60,269	98,845
Cash and cash equivalents at end of period	$45,209	$86,087

Supplemental Disclosures For Cash Flow Information:
Cash paid for interest on deposits and borrowings	$9,239	$8,523
Cash paid for income taxes	$-	$-
Loans transferred to other real estate owned	$2,032	$1,024

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

In November 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-08 (“ASU 2025-08”), Purchased Loans (Topic 326). ASU 2025-08 updates the credit loss accounting model under Topic 326 by expanding the gross up approach—previously limited to

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Purchased Credit Deteriorated (PCD) assets—to a broader class of acquired loans called purchased seasoned loans (PSLs). Under the new guidance, entities recognize an allowance for expected credit losses at acquisition with a corresponding increase to the loan’s amortized cost basis, eliminating the prior requirement to record a Day 1 credit loss expense for non PCD loans. This change addresses long-standing stakeholder concerns that the old dual model framework was overly complex, subjective, and created inconsistent and economically counterintuitive outcomes, particularly because expected losses were already embedded in fair value at acquisition. ASU 2025-08 will be effective for interim and annual periods for fiscal years beginning after December 15, 2026. Early adoption is permitted for entities that have not yet issued their financial statements. The Company early adopted as of January 1, 2026. Management has evaluated the impact of the adoption of this standard and determined there was no material impact to the Company’s consolidated financial position or results of operation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Any changes in presentation did not have a material impact on the Company’s financial condition or results of operations.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

2.
Discontinued Operations

On December 31, 2025, the Bank entered into an agreement to sell substantially all of the assets and liabilities of the Bank's mortgage banking segment, NOLA Lending Group. The decision was based on a number of strategic priorities, including the continued decline in mortgage volume. This sale allowed the Bank to exit a business segment that had a net loss of approximately $2.7 million in 2025 and reduced total employees by approximately 108 individuals. The sale closed on March 1, 2026. The Company's financial statements will reflect discontinued operations for the current period and retrospectively for prior periods under ASC 205-20.

As of June 30, 2026, all customer loan pipelines have been finalized and one employee remains as part of this mortgage banking segment. The Company expects to absorb remaining assets and liabilities, at fair value, into the Bank's statements of financial condition in the third quarter of 2026. The Company expects remaining losses from discontinued operations to be significantly less over the final months of 2026.

The following is a summary of the assets and liabilities of the discontinued operations of the mortgage banking segment at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
ASSETS	(Dollars in thousands)
Derivative assets	$—	$450
Loans held for sale, at fair value	—	28,504
Premises and equipment, net	—	332
Deferred tax assets	—	26
Other assets	180	568
Total assets	$180	$29,880

LIABILITIES
Escrows payable	$—	$366
Other liabilities	1,375	1,978
Accrued compensation, including severance payments	99	1,199
Total liabilities	$1,474	$3,543

The following presents operating results of discontinued operations for the three and six months ended June 30, 2026 and 2025:

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenue			(Dollars in thousands)
Net interest income	$54	$1,088	$877	$2,041
Gain on sales of mortgage loans	314	3,953	3,086	7,293
Other non-interest income	101	13	101	21
Total revenue	469	5,054	4,064	9,355

Expenses
Salaries and employee benefits	524	3,707	3,683	7,106
Hedging activity, net	48	241	(120)	671
Other general and administrative	862	1,295	1,939	2,608
Total non-interest expenses	1,434	5,243	5,502	10,385

Loss from discontinued operations before income taxes	(965)	(189)	(1,438)	(1,030)
Income tax benefit from discontinued operations	(198)	(39)	(296)	(215)
Net loss from discontinued operations	$(767)	$(150)	$(1,142)	$(815)

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

3.
Earnings Per Share

Earnings (Loss) per share is calculated by dividing consolidated net income or loss (numerator) by the weighted-average common shares (denominator).

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and six months ended June 30, 2026 and 2025.

Denominator:	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted-average common shares outstanding	16,298,079	19,837,500	17,014,169	19,837,500
Less: Average unearned ESOP shares	(1,444,170)	(1,507,650)	(1,452,061)	(1,515,541)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	14,853,909	18,329,850	15,562,108	18,321,959
Basic earnings (loss) per common share:
Continuing operations	$0.05	$0.06	$0.08	$0.13
Discontinued operations	(0.05)	(0.01)	(0.07)	(0.04)
Total earnings (loss) per share - basic	$-	$0.05	$0.01	$0.09

Diluted earnings per common share:
Average dilutive potential common shares	58,798	—	36,028	—
Total dilutive average common shares issued and outstanding	14,912,707	18,329,850	15,598,136	18,321,959
Diluted earnings (loss) per common share:
Continuing operations	$0.05	$0.06	$0.08	$0.13
Discontinued operations	(0.05)	(0.01)	(0.07)	(0.04)
Total earnings (loss) per share - diluted	$-	$0.05	$0.01	$0.09

The Company had a total of 2,005,962 shares of stock options and restricted stock grants that are potentially dilutive securities during the period ended June 30, 2026. Outstanding stock options and restricted stock grants representing 1,420,120 shares at June 30, 2026, were anti-dilutive and therefore excluded from the calculation. There were no potentially dilutive common shares at June 30, 2025.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

4.
Investment Securities

The tables below show the amortized cost and fair value, by type, of the Company’s available for sale debt securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$145,669	$96	$7,466	$138,299
Mortgage-backed securities	189,162	143	8,066	181,239
Corporate bonds	18,920	—	423	18,497
Total available for sale	$353,751	$239	$15,955	$338,035

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$151,693	$353	$6,072	$145,974
Mortgage-backed securities	162,984	1,152	5,194	158,942
Corporate bonds	21,670	18	258	21,430
Total available for sale	$336,347	$1,523	$11,524	$326,346

As of June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for impairment when there has been a decline in fair value below the amortized cost basis at least quarterly. Accordingly, management is able to effectively measure and monitor the unrealized loss position on these securities and because the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company determined no allowance for credit loss was required as of June 30, 2026 or December 31, 2025.

Accrued interest receivable on investment securities totaled $1.7 million as of June 30, 2026 and $1.6 million as of December 31, 2025, and was reported in accrued interest receivable on the statements of financial condition.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of securities with gross unrealized losses at June 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2026
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$24,339	$568	$108,145	$6,898	$7,466
Mortgage-backed securities	107,319	2,732	49,468	5,334	8,066
Corporate bonds	11,561	263	6,936	160	423
Total available for sale	$143,219	$3,563	$164,549	$12,392	$15,955

	December 31, 2025
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$11,604	$57	$113,976	$6,015	$6,072
Mortgage-backed securities	38,440	768	53,397	4,426	5,194
Corporate bonds	—	—	15,707	258	258
Total available for sale	$50,044	$825	$183,080	$10,699	$11,524

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at June 30, 2026 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Within one year or less	$23,248	$23,028
One through five years	54,060	51,965
After five through ten years	86,978	83,820
Over ten years	189,465	179,222
Total	$353,751	$338,035

At June 30, 2026 and December 31, 2025, approximately $8.1 million and $5.9 million of investments were pledged to secure various deposits or borrowings, respectively.

Additional information related to fair value of investment securities is provided in Note 11.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

5.
Loans Held for Investment

The components of loans were as follows at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Residential mortgage loans (1-4 family):
Fixed	$92,797	$93,595
Variable	124,660	137,148
Construction	17,624	38,058
Total residential mortgage loans	235,081	268,801
Commercial loans:
Real estate	273,058	248,744
Other	96,338	92,199
Total commercial loans	369,396	340,943
Consumer loans:
Home equity	112,807	112,404
Other consumer	29,309	22,787
Total consumer loans	142,116	135,191
Total loans held for investment	746,593	744,935
Less:
Undisbursed portion of mortgage loans	(152)	(145)
Net deferred loan costs (fees)	(918)	(834)
Allowance for credit losses	(6,814)	(6,289)
Total loans held for investment, net	$738,709	$737,667

Accrued interest receivable on loans held for investment totaled $4.0 million as of June 30, 2026 and December 31, 2025, and was reported in accrued interest receivable on the statements of financial condition.

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Company's recorded investment in loans by credit quality indicators by year of origin as of June 30, 2026 and gross charge-offs for the six months ended June 30, 2026.

	Term Loans
1-4 Family Residential	2026	2025	2024	2023	2022	Prior	Revolving Lines	Total
Pass	$6,582	$7,340	$13,818	$52,266	$50,702	$74,898	$—	$205,606
Special Mention	—	—	—	—	249	68	—	317
Substandard	—	539	145	5,164	3,113	2,573	—	11,534
Doubtful	—	—	—	—	—	—	—	—
Total	$6,582	$7,879	$13,963	$57,430	$54,064	$77,539	$—	$217,457

Residential Construction	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$2,437	$11,618	$3,021	$510	$—	$—	$—	$17,586
Special Mention	—	38	—	—	—	—	—	38
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,437	$11,656	$3,021	$510	$—	$—	$—	$17,624

Commercial Real Estate	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	39,186	44,823	46,351	26,805	35,579	78,388	—	$271,132
Special Mention	—	—	—	—	—	—	—	—
Substandard	233	789	478	—	—	426	—	1,926
Doubtful	—	—	—	—	—	—	—	—
Total	$39,419	$45,612	$46,829	$26,805	$35,579	$78,814	$—	$273,058

Other Commercial	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$27,364	$2,054	$18,957	$2,629	$3,700	$15,519	$22,550	$92,773
Special Mention	54	40	27	26	43	1,693	—	1,883
Substandard	33	54	—	103	1,053	22	244	1,509
Doubtful	—	24	—	74	—	—	75	173
Total	$27,451	$2,172	$18,984	$2,832	$4,796	$17,234	$22,869	$96,338

Home Equity	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$777	$2,138	$3,591	$5,703	$1,054	$592	$97,470	$111,325
Special Mention	—	153	—	—	—	—	—	153
Substandard	—	134	—	—	—	2	1,193	1,329
Doubtful	—	—	—	—	—	—	—	—
Total	$777	$2,425	$3,591	$5,703	$1,054	$594	$98,663	$112,807

Other Consumer	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$13,499	$5,144	$3,069	$3,231	$1,129	$384	$2,813	$29,269
Special Mention	—	25	—	—	—	—	—	25
Substandard	—	—	8	—	—	—	7	15
Doubtful	—	—	—	—	—	—	—	—
Total	$13,499	$5,169	$3,077	$3,231	$1,129	$384	$2,820	$29,309

All Loans	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$89,845	$73,117	$88,807	$91,144	$92,164	$169,781	$122,833	$727,691
Special Mention	54	256	27	26	292	1,761	—	2,416
Substandard	266	1,516	631	5,267	4,166	3,023	1,444	16,313
Doubtful	—	24	—	74	—	—	75	173
Total Loans	$90,165	$74,913	$89,465	$96,511	$96,622	$174,565	$124,352	$746,593
Gross charge-offs	$—	$—	$304	$74	$184	$25	$446	$1,033

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the six months ended June 30, 2026:

	1-4 Family	Residential	Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2026	$2,290	$374	$581	$1,730	$810	$504	$6,289
Charge-offs	(103)	—	—	(850)	(46)	(34)	(1,033)
Recoveries	—	—	—	79	—	26	105
Provision for Credit Loss	360	1	105	228	148	123	965
Loans acquired using gross-up method	—	—	—	—	—	488	488
Reallocations	(5)	(368)	58	421	133	(239)	—
Balance at end of period	$2,542	$7	$744	$1,608	$1,045	$868	$6,814

Ending allowance balance for loans individually evaluated	$554	$—	$—	$—	$448	$—	$1,002

Ending allowance balance for loans collectively evaluated	$1,988	$7	$744	$1,608	$597	$868	$5,812

Loans Receivable
Total period-end balance	$217,457	$17,624	$273,058	$96,338	$112,807	$29,309	$746,593

Balance of loans individually evaluated	$10,808	$—	$1,926	$1,031	$742	$—	$14,507

Balance of loans collectively evaluated	$206,649	$17,624	$271,132	$95,307	$112,065	$29,309	$732,086

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Company had $13.7 million and $16.9 million of non-accruing loans as of June 30, 2026 and December 31, 2025, respectively. Management determined that a specific reserve on non-accruing loans of approximately $1.0 million and $1.6 million was necessary as of June 30, 2026 and December 31, 2025, respectively. The amount of interest income that would have been recorded in 2026 and 2025 is not significant.

The following tables present a summary by loan class of past due and non-accrual loans as of June 30, 2026 and December 31, 2025 (dollars in thousands):

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
June 30, 2026
1-4 family residential	—	6,094	9,542	15,636	$201,821	217,457	—
Residential Construction	—	—	—	—	$17,624	17,624	—
Commercial real estate	—	—	—	—	$273,058	273,058	—
Other commercial	335	1,128	268	1,731	$94,607	96,338	48
Home equity	1,244	421	938	2,603	$110,204	112,807	—
Other consumer	454	10	15	479	$28,830	29,309	7
Total	$2,033	$7,653	$10,763	$20,449	$726,144	$746,593	$55

	June 30, 2026
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,686	$5,525	$12,211
Residential Construction	—	—	—
Commercial real estate	—	—	—
Other commercial	399	—	399
Home equity	664	448	1,112
Other consumer	8	—	8
Total	$7,757	$5,973	$13,730

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2025
1-4 family residential	$14,041	$4,490	$7,039	$25,569	$205,174	$230,743	$—
Residential Construction	—	—	—	—	38,058	38,058	—
Commercial real estate	65	—	1,620	1,685	247,059	248,744	31
Other commercial	651	791	1,508	2,950	89,249	92,199	—
Home equity	1,684	212	892	2,787	109,617	112,404	—
Other consumer	52	—	257	309	22,478	22,787	—
Total	$16,493	$5,493	$11,316	$33,300	$711,635	$744,935	$31

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,463	$5,786	$12,249
Residential Construction	—	—	—
Commercial real estate	—	1,620	1,620
Other commercial	777	715	1,492
Home equity	885	351	1,236
Other consumer	56	201	257
Total	$8,181	$8,673	$16,854

There was one commercial loan modification for a borrower experiencing financial difficulty in the six months ended June 30, 2026 totaling $34 thousand and one in the year ended December 31, 2025 totaling $25 thousand. At June 30, 2026, there were 10 loans totaling $834 thousand with active short-term payment deferrals of principal, interest or both. At December 31, 2025, there were 10 loans totaling $1.0 million with active short-term payment deferrals of principal, interest or both.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

6.
Mortgage Servicing Rights

Information related to mortgage servicing rights as of June 30, 2026 and December 31, 2025 are summarized as follows:

	Six Months Ended	Year Ended
	June 30, 2026	December 31, 2025
Book value of mortgage servicing rights beginning of period	$904	$1,078
Additions from sale of loans	201	201
Amortized to expense	(207)	(375)
Book value of mortgage servicing rights end of period	$898	$904

Fair value of mortgage servicing rights	$2,013	$1,703
Principal balance of mortgage loans serviced for others not reported as assets	$210,660	$206,674
Custodial escrows of serviced loans	$3,625	$3,163

Fidelity Bank will continue to service mortgage loans as part of continuing operations. However, after loans held for sale, as part of discontinued operations, are sold, no additional loan servicing will be added. Mortgage servicing activities will decrease going forward.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

7.
Deposits

Depositor account balances as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
Negotiable order of withdrawal (NOW)	$233,426	$243,798
Savings accounts	105,274	108,483
Money market	116,922	130,587
	455,622	482,868
Certificates of deposit	269,541	268,891
Wholesale and brokered certificates of deposit	85,812	89,644
Total Deposits	$810,975	$841,403

The weighted average interest rate on depositor accounts as of June 30, 2026 and December 31, 2025 was 1.71% and 1.62%, respectively.

Included in deposits are certificates of deposit in amounts greater than $250,000 totaling $65.4 million of account balance and approximately $2.4 million in annual interest expenses at June 30, 2026 and $64.2 million of account balance and approximately $2.4 million in annual interest expense at December 31, 2025. The scheduled maturities of all certificates of deposit at June 30, 2026 were as follows:

2026	$134,521
2027	174,591
2028	9,309
2029	16,738
2030	14,632
2031	5,562
Total	$355,353

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

8.
Other Borrowings

The Company has a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) through which advances are drawn. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans and cash and investments held at FHLB. The unused portion of the line of credit as of June 30, 2026 and December 31, 2025 was approximately $292 million and $352 million, respectively. As of June 30, 2026, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2026	$35,000	3.82%
2027	32,000	3.78%
2028	31,500	3.94%
2029	—	—%
2030	5,589	4.14%
2031	4,300	4.22%
2032	2,797	4.36%
Total	$111,186	3.89%

As of December 31, 2025, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2026	$21,000	3.23%
2027	17,000	3.79%
2028	31,500	3.94%
2029	—	—%
2030	5,837	4.14%
2031	—	—%
2032	2,920	4.36%
Total	$78,257	3.75%

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

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of June 30, 2026, the Bank met all capital adequacy requirements to which it is subject.

As of June 30, 2026, and December 31, 2025, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10%, 8%, 6.5%, and 5%, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025 are presented in the table below:

	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
June 30, 2026
Tier 1 leverage capital:	$256,094	20.32%	$50,415	4.00%	$63,018	5.00%

Common Equity Tier 1 risk-based capital:	$256,094	29.16%	$39,516	4.50%	$57,079	6.50%
Tier 1 risk-based capital:	$256,094	29.16%	$52,688	6.00%	$70,251	8.00%
Total risk-based capital:	$263,064	29.96%	$70,251	8.00%	$87,814	10.00%

December 31, 2025
Tier 1 leverage capital:	$255,300	20.02%	$51,020	4.00%	$63,775	5.00%

Common Equity Tier 1 risk-based capital:	$255,300	29.38%	$39,106	4.50%	$56,486	6.50%
Tier 1 risk-based capital:	$255,300	29.38%	$52,141	6.00%	$69,521	8.00%
Total risk-based capital:	$261,745	30.12%	$69,521	8.00%	$86,901	10.00%

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

The Company’s financial statements do not reflect various outstanding commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. Commitments to extend credit, consisting primarily of commercial lines-of-credit, revolving credit lines and overdraft protection agreements, include exposure to credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company was not required to perform on any financial guarantees nor did it incur any losses on its commitments for the six months ended June 30, 2026 and year ended December 31, 2025.

Commitments outstanding were as follows:

	June 30, 2026	December 31, 2025
Residential construction	$16,238	$20,123
Commercial construction	21,759	19,669
Revolving lines of credit and other	239,108	228,192
	$277,105	$267,984

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. A reserve for unfunded commitments is recorded within other liabilities on the statements of financial condition, and the related provision is recorded in the provision for credit losses on the consolidated statements of operations. The reserve for unfunded commitments was $156 thousand at June 30, 2026 and December 31, 2025.

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

Mortgage Loans Held for Sale: The Company originates mortgage loans that it intends to sell to the secondary market. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. As of June 30, 2026 and December 31, 2025, these assets are associated with the discontinued operations of the NOLA Lending Group. Refer to Note 2. Discontinued Operations for additional information.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Derivative Financial Instruments: The Company enters into derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the statements of financial condition. Forward MBS trades are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into interest rate locks with prospective borrowers. These commitments are carried at fair value based on the fair value of underling mortgage loans which are based on observable market data. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. As of June 30, 2026 and December 31, 2025, these assets are associated with the discontinued operations of the NOLA Lending Group. Refer to Note 2. Discontinued Operations for additional information.

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

The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Carrying value of collateral dependent loans before allowance	$5,973	$9,297
Specific allowance	(1,002)	(1,789)
Fair value of collateral dependent loans	$4,971	$7,508

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The carrying amounts and estimated fair values of financial instrument as of June 30, 2026 and December 31, 2025, were as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Cash and due from banks	$5,932	$5,932	$5,932	$—	$—
Interest-bearing cash equivalents	$39,277	$39,277	$39,277	$—	$—
Securities available for sale	$338,035	$338,035	$—	$338,035	$—
Loans held for sale(1)	$—	$—	$—	$—	$—
Loans held for investment, net	$738,709	$723,799	$—	$—	$723,799
Derivative assets(1)	$—	$—	$—	$—	$—
Mortgage servicing rights	$898	$2,013	$—	$2,013	$—
Accrued interest receivable	$5,667	$5,667	$—	$—	$5,667
Financial Liabilities:
Deposits	$810,975	$775,373	$—	$775,373	$—
Advances by borrowers for taxes and insurance	$6,587	$6,587	$6,587	$—	$—
Escrows payable(1)	$—	$—	$—	$—	$—
Other borrowings	$111,186	$111,164	$—	$111,164	$—
Accrued interest payable	$511	$511	$—	$—	$511

December 31, 2025
Financial assets:
Cash and due from banks	$9,872	$9,872	$9,872	$—	$—
Interest-bearing cash equivalents	$50,397	$50,397	$50,397	$—	$—
Securities available for sale	$326,346	$326,346	$—	$326,346	$—
Loans held for sale(1)	$28,504	$28,504	$—	$28,504	$—
Loans held for investment, net	$737,667	$717,513	$—	$—	$717,513
Derivative assets(1)	$450	$450	$—	$450	$—
Mortgage servicing rights	$904	$1,703	$—	$1,703	$—
Accrued interest receivable	$5,688	$5,688	$—	$—	$5,688
Financial Liabilities:
Deposits	$841,403	$794,568	$—	$794,568	$—
Advances by borrowers for taxes and insurance	$6,298	$6,298	$6,298	$—	$—
Escrows payable(1)	$366	$366	$366	$—	$—
Other borrowings	$78,257	$78,960	$—	$78,960	$—
Accrued interest payable	$392	$392	$—	$—	$392

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

Refer to Note 2. Discontinued Operations for additional information.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

13.
Subsequent Events

Management has evaluated subsequent events through the date that these consolidated financial statements were issued, August 13, 2026, and determined that no matters required additional disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis discusses information contained in our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations for the three and six months ended June 30, 2026 and 2025. You should read the information in this section in conjunction with the business and financial information regarding FB Bancorp, Inc. provided in this document, including the financial statements, which appear elsewhere in this document. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, and intentions regarding future events, performance, financial condition, results of operations and business strategies, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause the actual results, performance or achievements of the Company or its wholly-owned banking subsidiary, Fidelity Bank, to be materially different from those set forth in the forward-looking statements. These forward-looking statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of words or phrases such as “may,” “will,” “should,” “assume,” “support,” “indicate,” “contemplate,” “further,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “point to,” “believe,” “intend,” “outlook,” “anticipate,” “expect,” “strategy,” “forecasts,” “target” and similar words or expressions.

Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict or are beyond our control. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those set forth in Item 1A of the Company’s Annual Report on Form 10-K, as supplemented by its Quarterly Reports on Form 10-Q, and may include, but are not limited to the following factors:

•
general economic and business conditions nationally and in our market areas, including conditions affecting employment levels, borrower creditworthiness, interest rates, inflation, tariffs or trade policy changes, slowdowns in economic growth and the threat of recession, property values and customer confidence and spending, as well as the financial stress on borrowers and changes to customer and client behavior and credit risk as a result of the foregoing;
•
changes in the interest rate environment and the impact on the level and composition of deposits, loan demand, liquidity, and the values of loan collateral and securities;
•
inflation and unemployment;
•
the effects of competition (including the inability to grow, or attrition of, deposits, customers and employees) from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, non-bank financial technology providers, securities brokerage firms, insurance companies, private credit funds, money market and other mutual funds and other financial institutions;
•
real estate values and liquidity in our primary market areas, the financial health of our borrowers, and weakness in the real estate market;

•
fiscal and monetary policies of the U.S. Government, including the interest rate policies of the Federal Reserve;
•
changes in accounting policies and practices that may be adopted by the regulatory agencies and the accounting standards setters;
•
changes in government regulations affecting financial institutions, including regulatory fees, capital requirements, and changes in the scope and cost of FDIC insurance;
•
potential goodwill impairment;
•
inaccuracies or other failures from the use of models, including the failure of assumptions and estimates (including with respect to our financial statements), as well as differences in, and changes to, economic, market and credit conditions;
•
acquisitions and the integration of acquired businesses;
•
credit risk management, asset-liability management, and the sufficiency of our allowance for credit losses;
•
the financial and securities markets, including significant turbulence or disruption in the capital or financial markets;
•
changes in federal tax law or policy;
•
our ability to successfully execute a business strategy to achieve profitable growth;
•
the failure to identify, attract and retain key personnel and other employees and to engage in adequate succession planning;
•
the availability of and costs associated with sources of liquidity, including our ability to comply with applicable capital and liquidity requirements;
•
our ability to identify and address cybersecurity risks, fraud and systems errors, and disruptions, security breaches or other failures in our information technology systems;
•
the effects of war or other conflicts, civil unrest, acts of terrorism, natural disasters, health emergencies, or climate-related events; and
•
other factors and risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in any of the Company’s subsequent reports filed with the SEC and available on its website at www.sec.gov.

The foregoing factors should not be construed as exhaustive. The Company cautions readers not to place undue reliance on any such forward-looking statements which represent our beliefs, assumptions and estimates only as of the date they are made. The Company advises readers that the factors listed above could affect the Company’s future results or financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to update or revise any forward-looking statements to reflect new information, events or circumstances, changes in assumptions, to reflect the occurrence of anticipated or unanticipated events, or otherwise after the date of the statements.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by this cautionary notice. Additional factors that could cause actual results to differ materially can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, or in other periodic reports that we file with the SEC.

Overview

FB Bancorp, Inc. conducts its operations primarily through Fidelity Bank. Fidelity Bank’s business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans, commercial loans, home equity loans and lines of credit, consumer loans and construction loans. We also invest in securities, which have historically consisted primarily of mortgage-backed securities and obligations issued by U.S. government sponsored enterprises. We offer a variety of deposit accounts including negotiable orders of withdrawal, which we refer to as “NOW” accounts throughout this document, savings accounts, money market accounts and certificate of deposit accounts. Fidelity Bank is subject to comprehensive regulation and examination by the Louisiana Office of Financial Institutions and the FDIC. FB Bancorp, Inc. is subject to comprehensive regulation and examination by the Federal Reserve Board.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•

Continuing to seek to grow and diversify our loan portfolio prudently by increasing originations of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. We intend to continue to prudently increase our originations of commercial real estate and commercial loans in order to diversify our loan portfolio and increase yield. At June 30, 2026, commercial real estate loans amounted to $273.1 million, or 36.57% of total loans and other commercial loans amounted to $96.3 million, or 12.90%, of total loans.

•

Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At June 30, 2026, our non-performing loans totaled $13.8 million, or 1.85% of total loans.

•

Continuing to attract and retain customers in our current market areas and growing our low-cost “core” deposit base while expanding our offices and banking activity in the Baton Rouge and Lafayette, Louisiana markets. We consider our core deposits to include NOW accounts, statement savings accounts, money market accounts, and other savings deposit accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $455.6 million, or 56.18% of total deposits, at June 30, 2026. We have expanded our deposit and lending activities into the Baton Rouge and Lafayette, Louisiana markets over the last several years, including the hiring of Market Area Presidents and lending teams and the establishment of a branch office and we anticipate that these efforts will continue.

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

We expect these strategies to continue guiding the deployment of the net proceeds from the stock offering and our overall business operations. We intend to pursue these strategies on a go-forward basis, subject to changes in market conditions, regulatory requirements, and other factors that may affect our business and financial performance.

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

The following tables set forth selected historical financial and other data of Fidelity Bank for the periods and at the dates indicated. The information at June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, is not audited but, in the opinion of management, includes all adjustments necessary for a fair presentation. These adjustments are standard and recurring. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected or realized for the entire year. The information at December 31, 2025 is derived in part from, and should be read together with, the audited financial statements and related notes beginning at page F-1 of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2026.

	June 30, 2026	December 31, 2025
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,225,644	$1,255,406
Total cash and cash equivalents	45,209	60,269
Securities available for sale, at fair value	338,035	326,346
Loans held for investment, net	738,709	737,667
Total deposits	810,975	841,403
Federal Home Loan Bank advances	111,186	78,257
Total equity	283,816	314,450

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Selected Operating Data For Continuing Operations:
Total interest and dividend income	$16,699	$16,451	$33,102	$32,415
Total interest expense	4,798	4,349	9,358	8,466
Net interest income	11,901	12,102	23,744	23,949
Provision for credit losses	475	453	965	838
Net interest income after provision for credit losses	11,426	11,649	22,779	23,111
Total non-interest income	2,238	954	3,349	2,009
Total non-interest expense	13,096	11,316	24,947	22,114
Net income before income taxes	568	1,287	1,181	3,006
Income tax expense	(129)	258	(10)	607
Net income from continuing operations	$697	$1,029	$1,191	$2,399

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Performance Ratios:
Net income from continuing operations (in thousands)	$697	$1,029	$1,191	$2,399
Net loss from discontinued operations (in thousands)	$(767)	$(150)	$(1,142)	$(815)
Net income (loss) (in thousands)	$(70)	$879	$49	$1,584
Return on average assets from continuing operations (1)	0.06%	0.08%	0.10%	0.19%
Return on average equity from continuing operations(2)	0.24%	0.31%	0.41%	0.73%
Earnings per share from continuing operations - basic and diluted	$0.05	$0.06	$0.08	$0.13
Net interest margin (3)	4.20%	4.65%	4.34%	4.63%
Non-interest income to average assets from continuing operations	0.15%	0.08%	0.27%	0.16%
Non-interest expense to average assets from continuing operations	1.05%	0.91%	2.00%	1.79%
Efficiency ratio from continuing operations(4)	92.62%	86.68%	92.08%	85.19%
Average interest-earning assets to average interest-bearing liabilities	142.90%	151.61%	144.77%	151.29%
Capital Ratios:
Total risk-based capital	29.96%	30.12%	29.96%	30.12%
Tier 1 risk-based capital	29.16%	29.40%	29.16%	29.40%
Common equity Tier 1 risk-based capital	29.16%	29.40%	29.16%	29.40%
Tier 1 leverage capital	20.32%	20.26%	20.32%	20.26%
Average equity to average assets	22.93%	26.65%	23.53%	26.67%
Common stock book value per share	$17.66	$16.74	$17.66	$16.74
Common stock book value per share (net of unearned ESOP shares)	$19.39	$18.12	$19.39	$18.12
Asset Quality Ratios:
Allowance for credit losses to total loans (5)	0.91%	0.80%	0.91%	0.80%
Allowance for credit losses to non-performing loans	49.43%	47.21%	49.43%	47.21%
Net charge-offs to average outstanding loans	0.07%	0.06%	0.13%	0.13%
Non-performing loans to total loans	1.85%	1.68%	1.85%	1.68%
Non-performing loans to total assets	1.12%	1.05%	1.12%	1.05%
Total non-performing assets to total assets (6)	1.37%	1.18%	1.37%	1.18%
Other:
Number of offices	19	18	19	18
Number of full-time equivalent employees	210	324	210	324

(1)	Represents net income (loss) from continuing operations divided by average total assets.
(2)	Represents net income (loss) from continuing operations divided by average equity.
(3)	Represents net interest income divided by average interest-earning assets. Includes loans held for sale.

(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Total loans includes only loans held for investment.
(6)	Non-performing assets includes other real estate owned.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets were $1.23 billion at June 30, 2026, compared to $1.26 billion at December 31, 2025. The largest fluctuation between these periods came from an increase in securities available for sale of $11.7 million, or 3.58%. This increase was due to favorable investment yields in the current period, predominantly in previously issued government backed mortgage securities. During the six months ended June 30, 2026, the Company purchased approximately $44.6 million in securities with favorable yields. The Company also sold $10.0 million in securities for a gain of $162 thousand.

Cash and Cash Equivalents. Cash levels decreased by $15.1 million, or 24.99%, to $45.2 million at June 30, 2026 from $60.3 million at December 31, 2025, as such assets were used in part to fund loans, purchase investment securities, and repurchase Company stock.

Available-for-Sale Investment Securities. Investment securities increased $11.7 million, or 3.58%, to $338.0 million at June 30, 2026, from $326.3 million at December 31, 2025. Aggregate securities purchased totaled $44.6 million and aggregate securities maturing, called, or sold totaled $29.5 million during the six months ended June 30, 2026. This increase was due to favorable investment yields in the current period.

Loans Held for Investment, Net. Loans held for investment, net, increased by $1.0 million, or 0.14%, to $738.7 million at June 30, 2026 from $737.7 million at December 31, 2025. During the six months ended June 30, 2026, net loan originations (net of payoffs) totaled $4.0 million. The increase in net loans held for investment, compared to December 31, 2025, came primarily from the following: commercial real estate loans increased $24.3 million, or 9.77%, other consumer loans increased $6.5 million, or 28.62%, primarily due to purchase of a seasoned pool of consumer loans, and other commercial loans increased $4.1 million, or 4.49%, offset by total residential mortgage loans decreasing $33.7 million, or 12.54%.

Increases in loan balances reflect our strategy to grow the commercial and commercial real estate loan portfolios. We have expanded our lending activities into the Baton Rouge and Lafayette, Louisiana markets, including adding lending teams in these markets. In June 2026, the Company purchased approximately $9.9 million in consumer loans that qualified for the gross-up method for acquired loans. The Company added $488 thousand to the allowance for credit losses related to these acquired consumer loans.

Deposits. Deposits decreased by $30.4 million, or 3.62%, to $811.0 million at June 30, 2026 from $841.4 million at December 31, 2025. Core deposits (defined as all deposits other than certificates of deposit) decreased $27.2 million, or 5.64%, to $455.6 million at June 30, 2026 from $482.9 million at December 31, 2025. Certificates of deposit decreased $3.2 million, or 0.89%, to $355.4 million at June 30, 2026 from $358.5 million at December 31, 2025. Our certificates of deposit included $85.8 million in wholesale and brokered certificates of deposit at June 30, 2026 and $89.6 million at December 31, 2025. Such deposits generally tend to be at higher yields than other types of deposits and generally do not represent direct customer relationships, but were utilized, in part, to fund loan and investment growth.

Borrowings. Borrowings increased $32.9 million, or 42.08%, from $78.3 million at December 31, 2025 to $111.2 million at June 30, 2026. Borrowings have increased over the last two quarters primarily to fund investment security purchases, offset the decrease in deposits, and fund $27.6 million in Company stock repurchases. Company borrowings consist of advances on a line of credit with the Federal Home Loan Bank of Dallas. At June 30, 2026, approximately $292 million was available on this borrowing line.

Total Equity. Total equity decreased $30.6 million, or 9.74%, to $283.8 million at June 30, 2026 from $314.5 million at December 31, 2025. This decrease was primarily due to $27.6 million in Company common stock repurchases and a $4.5 million increase in accumulated other comprehensive loss, partially offset by net income.

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

	For the six months ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$54,535	$907	3.35%	$86,964	$1,804	4.18%
Securities	336,876	6,852	4.10%	254,274	4,688	3.72%
Loans held for investment	740,409	25,827	7.03%	768,339	27,168	7.13%
Loans held for sale	13,466	393	5.88%	22,909	796	7.00%
Total earning assets (4)	1,145,286	33,979	5.98%	1,132,486	34,456	6.14%
Non-interest-earning assets:
Cash and cash equivalents	6,838			6,957
Fixed Assets	56,591			56,411
Allowance for credit losses	(6,266)			(6,213)
Other	45,486			45,722
Total non-interest-earning assets	102,649			102,877
Total Assets	$1,247,935			$1,235,363
Interest-bearing liabilities:
Interest-bearing demand deposits	$113,765	$92	0.16%	$107,908	$100	0.19%
Interest-bearing savings and money market deposits	221,417	1,390	1.27%	237,038	1,305	1.11%
Certificates of deposit	359,286	6,045	3.39%	338,546	5,721	3.41%
Total interest-bearing deposits	694,468	7,527	2.19%	683,492	7,126	2.10%
Interest-bearing borrowings	96,662	1,831	3.82%	65,045	1,340	4.16%
Total interest-bearing liabilities	791,130	9,358	2.39%	748,537	8,466	2.28%
Non-interest:
Demand deposits	148,816			144,865
Other liabilities	14,325			12,471
Total non-interest liabilities	163,141			157,336
Total Equity	293,664			329,490
Total liabilities and equity	$1,247,935			$1,235,363
Net interest income		$24,621			$25,990
Net interest-earning assets (1)	$354,156			$383,949
Net interest rate spread (2)			3.59%			3.86%
Net yield on interest-earning assets (3)			4.34%			4.63%
Average of interest-earning assets to interest-bearing liabilities	144.77%			151.29%
Average equity to assets	23.53%			26.67%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.
(4)	$877 thousand and $2.0 million of interest on earning assets represents origination fees, discount fees and interest income from discontinued operations for 2026 and 2025, respectively.

	For the three months ended June 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$51,117	$425	3.33%	$78,056	$807	4.15%
Securities	343,712	3,551	4.14%	259,257	2,391	3.70%
Loans held for investment	744,290	12,762	6.88%	775,647	13,945	7.21%
Loans held for sale	2,741	15	2.18%	24,337	395	6.51%
Total earning assets (4)	1,141,860	16,753	5.88%	1,137,297	17,538	6.19%
Non-interest-earning assets:
Cash and cash equivalents	6,247			7,602
Fixed Assets	55,995			57,391
Allowance for credit losses	(6,268)			(6,171)
Other	46,575			44,834
Total non-interest-earning assets	102,549			103,656
Total Assets	$1,244,409			$1,240,953
Interest-bearing liabilities:
Interest-bearing demand deposits	$111,086	$31	0.11%	$108,369	$57	0.21%
Interest-bearing savings and money market deposits	217,112	645	1.19%	230,455	616	1.07%
Certificates of deposit	359,962	3,059	3.41%	352,656	3,060	3.48%
Total interest-bearing deposits	688,160	3,735	2.18%	691,480	3,733	2.17%
Interest-bearing borrowings	110,928	1,063	3.84%	58,676	616	4.21%
Total interest-bearing liabilities	799,088	4,798	2.41%	750,156	4,349	2.33%
Non-interest:
Demand deposits	146,408			145,277
Other liabilities	13,559			14,834
Total non-interest liabilities	159,967			160,111
Total Equity	285,354			330,686
Total liabilities and equity	$1,244,409			$1,240,953
Net interest income		$11,955			$13,189
Net interest-earning assets (1)	$342,772			$387,141
Net interest rate spread (2)			3.48%			3.86%
Net yield on interest-earning assets (3)			4.20%			4.65%
Average of interest-earning assets to interest-bearing liabilities	142.90%			151.61%
Average equity to assets	22.93%			26.65%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.
(4)	$54 thousand and $1.1 million of interest on earning assets represents origination fees, discount fees and interest income from discontinued operations for 2026 and 2025, respectively.

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

	Six months ended June 30, 2026 vs. Six months ended June 30, 2025
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(673)	$(224)	$(897)
Securities	1,523	641	2,164
Loans	(986)	(355)	(1,341)
Loans held for sale	(328)	(75)	(403)
Total interest-earning assets	(464)	(13)	(477)
Interest-bearing liabilities:
Interest-bearing demand deposits	6	(14)	(8)
Interest-bearing savings and money market deposits	(86)	171	85
Certificates of deposit	350	(26)	324
Total interest-bearing deposits	270	131	401
Interest-bearing borrowings	651	(160)	491
Total interest-bearing liabilities	921	(29)	892
Net interest income	$(1,385)	$16	$(1,369)

	Three months ended June 30, 2026 vs. Three months ended June 30, 2025
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(279)	$(103)	$(382)
Securities	781	379	1,160
Loans	(562)	(621)	(1,183)
Loans held for sale	(351)	(29)	(380)
Total interest-earning assets	(411)	(374)	(785)
Interest-bearing liabilities:
Interest-bearing demand deposits	2	(28)	(26)
Interest-bearing savings and money market deposits	(36)	65	29
Certificates of deposit	63	(64)	(1)
Total interest-bearing deposits	29	(27)	2
Interest-bearing borrowings	549	(102)	447
Total interest-bearing liabilities	578	(129)	449
Net interest income	$(989)	$(245)	$(1,234)

Comparison of Operating Results From Continuing Operations for the Six Months Ended June 30, 2026 and 2025

General. Net income for the six months ended June 30, 2026 from continuing operations was $1.2 million, compared to net income of $2.4 million for the six months ended June 30, 2025. The decrease in net income was primarily the result of a $2.8 million, or 12.81%, increase in total non-interest expenses partially offset by a $1.3 million, or 66.70%, increase in total non-interest income.

Interest Income. Interest income increased $687 thousand, or 2.12%, to $33.1 million for the six months ended June 30, 2026, compared to $32.4 million for the six months ended June 30, 2025. This increase was primarily attributable to a $2.2 million, or 46.16%, increase in interest and dividends on investment securities, partially offset by a decrease of $897 thousand, or 49.72%, from interest on deposits in other banks and $580 thousand, or 2.24%, decrease in interest and fees on loans.

Interest and fees on loans decreased $580 thousand, or 2.24%, for the six months ended June 30, 2026 compared to the same period in 2025. The average balance of loans held for investment during the six months ended June 30, 2026 decreased by $27.9 million, or 3.64%, while the average yield on these loans decreased to 7.03% for the six months ended June 30, 2026 from 7.13% for the six months ended June 30, 2025. The decrease in average yield on loans was due to the decreasing interest rate environment for variable interest rate loans tied to Prime. As a result of the Federal Reserve's monetary policy actions between June 30, 2025 and June 30, 2026, the prime rate declined, placing downward pressure on yields earned on the Company's variable-rate loan portfolio.

The average balance of investment securities increased by $82.6 million, or 32.49%, to $336.9 million for the six months ended June 30, 2026 from $254.3 million for the six months ended June 30, 2025, while the average yield on investment securities increased to 4.10% for the six months ended June 30, 2026 compared to 3.72% for the six months ended June 30, 2025. The Company primarily purchased government issued mortgage backed securities with expected yields above 5%.

Interest Expense. Total interest expense increased $892 thousand, or 10.54%, to $9.4 million for the six months ended June 30, 2026, from $8.5 million for the six months ended June 30, 2025. The increase was due to an increase of $491 thousand, or 36.64%, in interest on borrowed funds and $401 thousand, or 5.63%, in interest expense on deposits. The largest average balance fluctuation was of borrowed funds by $31.6 million, or 48.61%, over the periods presented. Borrowed funds increased due in part to fund investment purchases and Company stock repurchases.

Net Interest Income. Net interest income was $23.7 million and $23.9 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Over this same period, interest and dividends on investments increased $2.2 million, or 46.16%, offset by a decrease in interest on deposits in other banks by $897 thousand, a decrease in interest and fees on loans by $580 thousand and an increase in total interest expense of $892 thousand, or 10.54%. Net interest margin was 4.34% for the six months ended June 30, 2026, compared to 4.63% for the six months ended June 30, 2025.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $965 thousand provision for credit losses for the six months ended June 30, 2026 compared to a $838 thousand provision for the same period ended June 30, 2025.

Total non-performing loans were $13.8 million at June 30, 2026, compared to $16.9 million at December 31, 2025, and $13.0 million at June 30, 2025. The majority of non-performing loans, $12.2 million, relate to first lien residential mortgage loans. These non-performing residential loans have a weighted average loan to value below 80%. Residential real estate loans remain under elevated credit pressures in our gulf coast lending markets due to rising insurance costs. The annual net charge-off percentage of residential loans, based on period-end balances of residential loans, was 0.14% for the calendar year 2025, and 0.12% for the calendar year 2024. Classified loans totaled $16.5 million at June 30, 2026, compared to $19.5 million at June 30, 2025, and total loans past due greater than 30 days were $20.4 million and $19.0 million at those respective dates. Special mention loans were $2.3 million at June 30, 2026 compared to $907 thousand at June 30, 2025. As a percentage of non-performing loans, the allowance for credit losses was 49.43% at June 30, 2026 compared to 47.21% at June 30, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at June 30, 2026. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $3.3 million for the six months ended June 30, 2026, an increase of $1.3 million, or 66.70%, from $2.0 million for the six months ended June 30, 2025. The largest increase was due to a $1.2 million gain on life insurance proceeds realized in May 2026 related to Bank owned life insurance assets.

Non-interest Expense. Non-interest expense increased $2.8 million, or 12.81%, to $24.9 million for the six months ended June 30, 2026, compared to $22.1 million for the six months ended June 30, 2025. Increases in non-interest expenses were primarily due to a $2.0 million, or 16.43%, increase in salaries and employee benefits due to added staff for the Lafayette branch opened by the Bank in August 2025, severance related reorganization costs, normal pay and benefit increases, a $412 thousand, or 12.27%, increase in occupancy and equipment related to the new Lafayette branch and new ATM servicing contracts.

Provision (Benefit) for Income Tax Expense. The benefit for income taxes was $10 thousand for the six months ended June 30, 2026, compared to a provision of $607 thousand for the six months ended June 30, 2025. The change is a direct reflection of net income before income taxes for each period and there was no material change in the Bank’s effective tax rates. The gain on life insurance proceeds was not subject to income tax.

Comparison of Operating Results From Continuing Operations for the Three Months Ended June 30, 2026 and 2025

General. Net income from continuing operations of $697 thousand was recorded for the three months ended June 30, 2026, compared to net income of $1.0 million for the three months ended June 30, 2025. The decrease in net income was primarily the result of a $1.8 million, or 15.73%, increase in total non-interest expenses partially offset by a $1.3 million, or 134.59%, increase in total non-interest income.

Interest Income. Interest income increased $248 thousand, or 1.51%, to $16.7 million for the three months ended June 30, 2026, compared to $16.5 million for the three months ended June 30, 2025. This increase was primarily attributable to a $1.2 million, or 48.45%, increase in interest and dividends on investment securities, partially offset by a decrease of $382 thousand, or 47.34%, from interest on deposits in other banks and $529 thousand, or 3.99%, decrease in interest and fees on loans.

Interest and fees on loans decreased $529 thousand, or 3.99%, for the three months ended June 30, 2026 compared to the same period in 2025. The average balance of loans held for investment during the three months ended June 30, 2026 decreased by $31.4 million, or 4.04%, while the average yield on these loans decreased to 6.88% for the three months ended June 30, 2026 from 7.21% for the three months ended June 30, 2025. The decrease in average yield on loans was due to the decreasing interest rate environment for variable interest rate loans tied to Prime. As a result of the Federal Reserve's monetary policy actions between June 30, 2025 and June 30, 2026, the prime rate declined, placing downward pressure on yields earned on the Company's variable-rate loan portfolio.

The average balance of investment securities increased by $84.5 million, or 32.58%, to $343.7 million for the three months ended June 30, 2026 from $259.3 million for the three months ended June 30, 2025, while the average yield on investment securities increased to 4.14% for the three months ended June 30, 2026 compared to 3.70% for the three months ended June 30, 2025. The Company primarily purchased government issued mortgage backed securities with expected yields above 5%.

Interest Expense. Total interest expense increased $449 thousand, or 10.32%, to $4.8 million for the three months ended June 30, 2026, from $4.3 million for the three months ended June 30, 2025. The increase was primarily due to an increase of $447 thousand, or 72.56%, in interest on borrowed funds. The increase in interest on borrowed funds was primarily due to an increase in other borrowings by $52.3 million, or 89.05%, over the periods presented. Borrowed funds increased due in part to fund investment purchases and Company stock repurchases.

Net Interest Income. Net interest income was $11.9 million and $12.1 million for the three months ended June 30, 2026 and June 30, 2025, respectively. Over this same period, interest and dividends on investments increased $1.2 million, or 48.45%, offset by a decrease in interest on deposits in other banks by $382 thousand, a decrease in interest and fees on loans by $529 thousand and an increase in total interest expense of $449 thousand, or 10.32%. Net interest margin was 4.20% for the three months ended June 30, 2026, compared to 4.65% for the three months ended June 30, 2025.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Allowance for Credit Losses,” there was a $475 thousand provision for credit losses for the three months ended June 30, 2026 compared to a $453 thousand provision for the same period ended June 30, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at June 30, 2026. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $2.2 million for the three months ended June 30, 2026, an increase of $1.3 million, or 134.59%, from $954 thousand for the three months ended June 30, 2025. The largest increase was due to a $1.2 million gain on life insurance proceeds realized in May 2026 related to Bank owned life insurance assets.

Non-interest Expense. Total non-interest expenses were $13.1 million for the three months ended June 30, 2026, compared to $11.3 million for the three months ended June 30, 2025. This represents a $1.8 million, or 15.73%, increase in total non-interest expenses. Increases in non-interest expenses were primarily due to a $1.4 million, or 23.01%, increase in salaries and employee benefits due to added staff for the Lafayette branch opened by the Bank in August 2025, the recently approved 2025 Equity Incentive Plan ("2025 EIP"), severance related reorganization costs, normal pay and benefit increases, and a $186 thousand, or 10.78%, increase in occupancy and equipment related to the new Lafayette branch and new ATM servicing contracts. Total expected compensation cost related to the 2025 EIP is expected to be $2.6 million at an annual rate before taxes.

Gross severance payments of $817 thousand were paid by the Company in the three months ended June 30, 2026. A total of $585 thousand of these severance payments were recorded in salaries and employee benefits from continuing operations for the three months ended June 30, 2026. The Company expects approximately $749 thousand in annual savings going forward within continuing operations due to these reorganization changes.

Provision (Benefit) for Income Tax Expense. The benefit for income taxes was $129 thousand for the three months ended June 30, 2026, compared to a provision of $258 thousand for the three months ended June 30, 2025. The change is a direct reflection of net income before income taxes for each period and there was no material change in the Bank’s effective tax rates. The gain on life insurance proceeds was not subject to income tax.

Comparison of Results From Discontinued Operations for the Six Months Ended June 30, 2026 and 2025

The net loss from discontinued operations was $1.1 million for the six months ended June 30, 2026 compared to a net loss of $815 thousand for the six months ended June 30, 2025. The increase in loss is the result of unwinding the NOLA Lending Group. As of June 30, 2026, all customer loan pipelines have been finalized and one employee remains as part of this mortgage banking segment. The Company expects to absorb remaining assets and liabilities, at fair value, into the Bank's statements of financial condition in the third quarter of 2026. The Company expects remaining losses from discontinued operations to be significantly less over the final months of 2026. For more information on discontinued operations, see Note 2 of the unaudited financial statements contained within this filing.

Comparison of Results From Discontinued Operations for the Three Months Ended June 30, 2026 and 2025

The net loss from discontinued operations was $767 thousand for the three months ended June 30, 2026 compared to a net loss of $150 thousand for the three months ended June 30, 2025. The increase in loss is the result of unwinding the NOLA Lending Group. As of June 30, 2026, all customer loan pipelines have been finalized and one employee remains as part of this mortgage banking segment. The Company expects to absorb remaining assets and liabilities, at fair value, into the Bank's statements of financial condition in the third quarter of 2026. The Company expects remaining losses from discontinued operations to be significantly less over the final months of 2026. For more information on discontinued operations, see Note 2 of the unaudited financial statements contained within this filing.

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

The following table sets forth, at June 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

June 30, 2026
				EVE as a Percentage of Present Value Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
(Dollars in thousands)
400	$299,570	$(57,905)	(16.20)%	24.08%	(465)
300	315,145	(42,330)	(11.84)%	25.33%	(340)
200	330,932	(26,543)	(7.43)%	26.60%	(213)
100	345,183	(12,292)	(3.44)%	27.74%	(99)
-	357,475	—	—%	28.73%	—
(100)	367,494	10,019	2.80%	29.53%	80
(200)	373,856	16,381	4.58%	30.05%	132

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2026, we would have experienced a 7.43% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.58% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated increase (decreases) in the percentage of change in EVE in the table above are within the Board of Directors’ guidelines.

Change in Net Interest Income. The following table sets forth, at June 30, 2026, the calculation of the estimated changes in our net interest income, referred to as “NII” throughout this document, that would result from the designated immediate changes in the United States Treasury yield curve.

June 30, 2026
Change in Interest Rates (basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$46,819	(1.65)%
+300	47,618	0.03%
+200	48,218	1.29%
+100	48,209	1.27%
Level	47,604	—%
(100)	46,419	(2.49)%
(200)	45,262	(4.92)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2026, we would have a 1.29% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.92% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated decreases in the percentage of change in the net interest income in the table above are within the Board of Directors’ guidelines.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities and sales of mortgage loans. We have the ability to borrow from the Federal Home Loan Bank of Dallas, and at June 30, 2026, we had $111.2 million of outstanding borrowings from the Federal Home Loan Bank of Dallas. At June 30, 2026, we had the capacity to borrow an additional $292.0 million from the Federal Home Loan Bank of Dallas and an additional $131.3 million from the Federal Reserve Board discount window.

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

At June 30, 2026, Fidelity Bank’s Tier 1 leverage capital was $256.1 million, or 20.32% of adjusted assets. Accordingly, it was categorized as well-capitalized at June 30, 2026. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 9 of the financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements. At June 30, 2026, we had $277.1 million of outstanding commitments to originate loans, which included $239.1 million in revolving lines of credit, $16.2 million in residential construction loans and $21.8 million in commercial construction loans and lines of credit. At June 30, 2026, none of our revolving lines of credit related to commercial real estate loans. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2026 totaled $286.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not have any unregistered sales of equity securities during the three months ended June 30, 2026. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended June 30, 2026.

			Total	Maximum
			Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number		Publicly	Purchased
	of Shares	Average	Announced	Under the
	Purchased	Price Paid	Programs	Programs
	(1)	per Share	(1)	(1)
April 1 - April 30, 2026	653,762	$13.98	1,492,324	293,051
May 1 - May 31, 2026	293,051	$14.07	1,785,375	--
June 1 - June 30, 2026	--	--	--	1,606,837
Three months ended June 30, 2026	946,813	$14.01	3,277,699	1,606,837

(1)

On November 13, 2025, the Company announced its plan to repurchase 1,973,750 shares of its common stock, which was completed on January 14, 2026. On January 28, 2026, the Company’s Board of Directors approved the repurchase of an additional 1,785,375 shares of its common stock, which was completed on May 19, 2026 . On June 12, 2026, the Company’s Board of Directors approved the repurchase of an additional 1,606,837 shares, or approximately 10% of shares outstanding, of its common stock (the “June 2026 Repurchase Plan”). The Board of Directors has the right to suspend or discontinue the plan at any time. As of August 12, 2026, the Company has repurchased 120,197 shares pursuant to the June 2026 Repurchase Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of FB Bancorp, Inc. (1)

3.2	Bylaws of FB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of FB Bancorp, Inc. (3)

10.1	Severance Agreement between Fidelity Bank and Randall L. Baker*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277630), initially filed on March 4, 2024.

*:	Indicates management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FB BANCORP, INC.

Date: August 13, 2026	/s/ Christopher Ferris
Christopher Ferris
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: August 13, 2026	/s/ Todd Wanner
Todd Wanner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)