Form 10-Q
period 2026-09-30
FB Bancorp, Inc. /MD/
filed 2026-11-13
CIK 2013639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

15,768,884 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 12, 2026.

FB Bancorp, Inc.

Form 10-Q

Item 1. Financial Statements

FB Bancorp, Inc.

Consolidated Statements of Financial Condition (Unaudited)

(Dollars in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS	(Dollars in thousands)
Cash and due from banks	$5,856	$9,872
Interest-bearing deposits at other financial institutions	43,903	50,397
Total cash and cash equivalents	49,759	60,269

Securities available for sale, at fair value (amortized cost of $351,228 and $336,347, respectively)	325,039	326,346
Loans held for investment	736,981	743,956
Less: allowance for credit losses	(6,699)	(6,289)
Loans held for investment, net	730,282	737,667
Federal Home Loan Bank stock, at cost	5,485	3,650
Bank owned life insurance	14,250	15,341
Accrued interest receivable	5,239	5,688
Premises and equipment, net	55,093	57,105
Other real estate owned	3,150	1,349
Mortgage servicing rights	806	904
Prepaid expenses	2,638	1,908
Other assets	19,176	15,299
Assets from discontinued operations, at fair value	—	29,880

Total assets	$1,210,917	$1,255,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Non-interest bearing	$131,652	$133,506
Interest bearing	679,927	707,897
Total deposits	811,579	841,403

Advances by borrowers for taxes and insurance	7,605	6,298
Other borrowings	106,911	78,257
Accrued interest payable	531	392
Other liabilities	12,055	11,063
Liabilities from discontinued operations, at fair value	—	3,543
Total liabilities	938,681	940,956

Stockholders' Equity:
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value - 120,000,000 shares authorized; 15,768,884 and 18,089,741 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	158	181
Additional paid-in capital	141,047	171,503
Unearned ESOP shares - 1,412,430 and 1,460,040 shares as of September 30, 2026 and December 31, 2025, respectively	(15,960)	(16,498)
Retained earnings	167,680	167,165
Accumulated other comprehensive income (loss)	(20,689)	(7,901)
Total stockholders' equity	272,236	314,450

Total liabilities and stockholders' equity	$1,210,917	$1,255,406

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands except per share amounts)
Interest and dividend income
Interest and fees on loans	$12,879	$13,392	$38,222	$39,315
Interest and dividends on investment securities	3,712	2,748	10,564	7,436
Interest on deposits in other banks	364	815	1,271	2,619
Total interest and dividend income	16,955	16,955	50,057	49,370

Interest expense
Deposits	3,727	3,980	11,254	11,106
Borrowed funds	1,099	688	2,930	2,028
Total interest expense	4,826	4,668	14,184	13,134

Net interest income	12,129	12,287	35,873	36,236
Provision for credit losses	455	413	1,420	1,251
Net interest income after provision for credit losses	11,674	11,874	34,453	34,985

Non-interest income
Service charges and fee income from deposit accounts	665	668	2,082	1,935
Gain (loss) on sales, disposal, or impairment of assets	—	(23)	(42)	(111)
Gain (loss) on sales of available for sale securities	—	51	162	214
Other non-interest income	355	430	2,167	1,097
Total non-interest income	1,020	1,126	4,369	3,135

Non-interest expenses
Salaries and employee benefits	6,885	6,471	21,309	18,860
Occupancy and equipment	1,967	1,949	5,738	5,308
Directors’ fees	250	173	696	537
Data processing	1,176	1,271	3,732	3,744
Advertising and marketing	216	243	679	712
Mortgage servicing rights amortization	91	96	298	290
Other general and administrative	1,532	1,524	4,612	4,390
Total non-interest expenses	12,117	11,727	37,064	33,841

Income from continuing operations before income taxes	577	1,273	1,758	4,279
Income tax expense (benefit) from continuing operations	111	255	101	862

Net income from continuing operations	466	1,018	1,657	3,417
Income (loss) from discontinued operations before income taxes	—	63	(1,438)	(967)
Income tax expense (benefit) from discontinued operations	—	1	(296)	(214)
Net income (loss) from discontinued operations	—	62	(1,142)	(753)
Net income (loss)	$466	$1,080	$515	$2,664
Basic and diluted earnings (loss) per common share:
Continuing operations	$0.03	$0.06	$0.11	$0.19
Discontinued operations	—	—	(0.08)	(0.04)
Total earnings per share - basic and diluted	$0.03	$0.06	$0.03	$0.15
Weighted average shares outstanding - basic	14,498,222	18,345,720	15,203,582	18,329,966
Weighted average shares outstanding - diluted	14,634,241	18,345,720	15,278,620	18,329,966

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$466	$1,080	$515	$2,664
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(10,472)	6,166	(16,025)	11,254
Reclassification adjustment for (gains) losses realized on securities available for sale	—	(51)	(162)	(214)
Net unrealized gains (losses)	(10,472)	6,115	(16,187)	11,040
Tax effect	2,199	(1,284)	3,399	(2,318)
Total other comprehensive income (loss)	(8,273)	4,831	(12,788)	8,722

Total comprehensive income (loss)	$(7,807)	$5,911	$(12,273)	$11,386

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except share data)

					Accumulated	Unallocated
	Common		Additional		Other	Common	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Stock Held By	Stockholders'
	Issued	Stock	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2024	19,837,500	$198	$193,571	$165,912	$(16,211)	$(17,215)	$326,255

Comprehensive income (loss):
Net income (loss)	-	-	-	705	-	-	705
Other comprehensive income (loss), net of tax	-	-	-	-	4,267	-	4,267
Total comprehensive income (loss)							4,972

ESOP shares committed to be released (15,870 shares)	-	-	3	-	-	179	182

Balance at March 31, 2025	19,837,500	$198	$193,574	$166,617	$(11,944)	$(17,036)	$331,409
Comprehensive income (loss):
Net income (loss)	-	-	-	879	-	-	879
Other comprehensive income (loss), net of tax	-	-	-	-	(376)	-	(376)
Total comprehensive income (loss)							503

ESOP shares committed to be released (15,870 shares)	-	-	(5)	-	-	179	174

Balance at June 30, 2025	19,837,500	$198	$193,569	$167,496	$(12,320)	$(16,857)	$332,086
Comprehensive income (loss):
Net income (loss)	-	-	-	1,080	-	-	1,080
Other comprehensive income (loss), net of tax	-	-	-	-	4,831	-	4,831
Total comprehensive income (loss)							5,911

ESOP shares committed to be released (15,870 shares)	-	-	9	-	-	180	189

Balance at September 30, 2025	19,837,500	$198	$193,578	$168,576	$(7,489)	$(16,677)	$338,186

FB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (continued) (Unaudited)

For the Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except share data)

					Accumulated	Unallocated
	Common		Additional		Other	Common	Total
	Shares	Common	Paid-In	Retained	Comprehensive	Stock Held By	Stockholders'
	Issued	Stock	Capital	Earnings	Income (Loss)	ESOP	Equity

Balance at December 31, 2025	18,089,741	$181	$171,503	$167,165	$(7,901)	$(16,498)	$314,450

Comprehensive income (loss):
Net income (loss)	-	-	-	119	-	-	119
Other comprehensive income (loss), net of tax	-	-	-	-	(3,043)	-	(3,043)
Total comprehensive income (loss)							(2,924)

Repurchase of common stock	(1,074,553)	(11)	(14,306)	-	-	-	(14,317)
Stock-based compensation	-	-	301	-	-	-	301
ESOP shares committed to be released (15,870 shares)	-	-	30	-	-	179	209

Balance at March 31, 2026	17,015,188	$170	$157,528	$167,284	$(10,944)	$(16,319)	$297,719
Comprehensive income (loss):
Net income (loss)	-	-	-	(70)	-	-	(70)
Other comprehensive income (loss), net of tax	-	-	-	-	(1,472)	-	(1,472)
Total comprehensive income (loss)							(1,542)

Repurchase of common stock	(946,813)	(9)	(13,253)	-	-	-	(13,262)
Stock-based compensation	-	-	676	-	-	-	676
ESOP shares committed to be released (15,870 shares)	-	-	46	-	-	179	225

Balance at June 30, 2026	16,068,375	$161	$144,997	$167,214	$(12,416)	$(16,140)	$283,816
Comprehensive income (loss):
Net income (loss)	-	-	-	466	-	-	466
Other comprehensive income (loss), net of tax	-	-	-	-	(8,273)	-	(8,273)
Total comprehensive income (loss)							(7,807)

Repurchase of common stock	(299,491)	(3)	(4,711)	-	-	-	(4,714)
Stock-based compensation	-	-	686	-	-	-	686
ESOP shares committed to be released (15,870 shares)	-	-	75	-	-	180	255

Balance at September 30, 2026	15,768,884	$158	$141,047	$167,680	$(20,689)	$(15,960)	$272,236

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FB Bancorp, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2026	2025
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$1,657	$3,417
Net loss from discontinued operations	(1,142)	(753)
Net income (loss)	$515	$2,664
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,047	1,815
Amortization of mortgage servicing rights	298	290
Net (accretion) amortization on securities	(3,475)	(1,318)
Provision (benefit) for credit losses	1,420	1,251
ESOP expense	689	545
Increase in cash surrender value of life insurance	(256)	(264)
Loss on sales and disposal of assets	42	112
Federal Home Loan Bank stock dividends	(145)	(154)
Net gain on sales of available for sale securities	(162)	(214)
Gain on life insurance proceeds	(1,168)	—
Deferred income taxes (benefit)	(188)	430
Stock-based compensation	1,663	—
Changes in other operating assets and liabilities	1,503	780
Net cash provided by (used in) operating activities of continuing operations	2,783	5,937
Net cash provided by (used in) operating activities of discontinued operations	25,195	(17,133)
Net cash provided by (used in) operating activities	27,978	(11,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(46,505)	(74,228)
Proceeds from maturities, prepayments, and sales of securities available for sale	35,261	32,593
Purchase of FHLB stock	(1,690)	(288)
Redemption of FHLB stock	—	1,191
(Increase) decrease in loans held for investment, net	3,838	(6,107)
Bank owned life insurance proceeds	2,515	—
Purchases of premises and equipment	(362)	(6,216)
Proceeds from sale of Company owned assets or other real estate owned	611	690

Net cash provided by (used in) investing activities	(6,332)	(52,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(29,824)	39,157
Proceeds from other borrowings	68,300	63,500
Payments on other borrowings	(39,646)	(73,560)
Net change in advances by borrowers for taxes and insurance	1,307	1,350
Common stock repurchased	(32,293)	—

Net cash provided by (used in) financing activities	(32,156)	30,447

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,510)	(33,114)
Cash and cash equivalents at beginning of period	60,269	98,845
Cash and cash equivalents at end of period	$49,759	$65,731

Supplemental Disclosures For Cash Flow Information:
Cash paid for interest on deposits and borrowings	$14,045	$13,160
Cash paid for income taxes	$—	$—
Loans transferred to other real estate owned	$2,127	$1,732

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

As of September 30, 2026, substantially all assets and liabilities associated with discontinued operations had been disposed of or settled, and there was no material operating activity associated with discontinued operations during the three months ended September 30, 2026. The Company does not currently expect material future operating activity or losses associated with discontinued operations.

The following is a summary of the assets and liabilities of the discontinued operations of the mortgage banking segment at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
ASSETS	(Dollars in thousands)
Derivative assets	$—	$450
Loans held for sale, at fair value	—	28,504
Premises and equipment, net	—	332
Deferred tax assets	—	26
Other assets	—	568
Total assets	$—	$29,880

LIABILITIES
Escrows payable	$—	$366
Other liabilities	—	1,978
Accrued compensation, including severance payments	—	1,199
Total liabilities	—	$3,543

The following presents operating results of discontinued operations for the three and nine months ended September 30, 2026 and 2025:

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenue	(Dollars in thousands)
Net interest income	—	$1,300	$877	$3,341
Gain on sales of mortgage loans	—	4,008	3,086	11,301
Other non-interest income	—	15	101	36
Total revenue	—	5,323	4,064	14,678

Expenses
Salaries and employee benefits	—	3,707	3,683	10,813
Hedging activity, net	—	277	(120)	948
Other general and administrative	—	1,276	1,939	3,884
Total non-interest expenses	—	5,260	5,502	15,645

Income (loss) from discontinued operations before income taxes	—	63	(1,438)	(967)
Income tax expense (benefit) from discontinued operations	—	1	(296)	(214)
Net income (loss) from discontinued operations	—	$62	$(1,142)	$(753)

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

3.
Earnings Per Share

Earnings (Loss) per share is calculated by dividing consolidated net income or loss (numerator) by the weighted-average common shares (denominator).

The following table sets forth the composition of the weighted-average common shares (denominator) used in the basic and diluted earnings per share computation for the three and nine months ended September 30, 2026 and 2025.

Denominator:	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted-average common shares outstanding	15,926,522	19,837,500	16,647,636	19,837,500
Less: Average unearned ESOP shares	(1,428,300)	(1,491,780)	(1,444,054)	(1,507,534)
Weighted-average common shares and common stock equivalents used to calculate basic earnings per share	14,498,222	18,345,720	15,203,582	18,329,966
Basic earnings (loss) per common share:
Continuing operations	$0.03	$0.06	$0.11	$0.19
Discontinued operations	-	-	(0.08)	(0.04)
Total earnings (loss) per share - basic	$0.03	$0.06	$0.03	$0.15

Diluted earnings per common share:
Average dilutive potential common shares	136,019	—	75,038	—
Total dilutive average common shares issued and outstanding	14,634,241	18,345,720	15,278,620	18,329,966
Diluted earnings (loss) per common share:
Continuing operations	$0.03	$0.06	$0.11	$0.19
Discontinued operations	-	-	(0.08)	(0.04)
Total earnings (loss) per share - diluted	$0.03	$0.06	$0.03	$0.15

The Company had a total of 2,005,962 shares of stock options and restricted stock grants that are potentially dilutive securities during the period ended September 30, 2026. Outstanding stock options and restricted stock grants representing 1,420,120 shares at September 30, 2026, were anti-dilutive and therefore excluded from the calculation. There were no potentially dilutive common shares at September 30, 2025.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

4.
Investment Securities

The tables below show the amortized cost and fair value, by type, of the Company’s available for sale debt securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$145,846	$—	$10,609	$135,237
Mortgage-backed securities	186,441	1	14,900	171,542
Corporate bonds	18,941	—	681	18,260
Total available for sale	$351,228	$1	$26,190	$325,039

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale:
U.S. government sponsored agencies	$151,693	$353	$6,072	$145,974
Mortgage-backed securities	162,984	1,152	5,194	158,942
Corporate bonds	21,670	18	258	21,430
Total available for sale	$336,347	$1,523	$11,524	$326,346

As of September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for impairment when there has been a decline in fair value below the amortized cost basis at least quarterly. Accordingly, management is able to effectively measure and monitor the unrealized loss position on these securities and because the Company does not intend to sell the securities and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company determined no allowance for credit loss was required as of September 30, 2026 or December 31, 2025.

Accrued interest receivable on investment securities totaled $1.5 million as of September 30, 2026 and $1.6 million as of December 31, 2025, and was reported in accrued interest receivable on the statements of financial condition.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

A summary of securities with gross unrealized losses at September 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2026
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$29,043	$1,695	$106,193	$8,914	$10,609
Mortgage-backed securities	122,166	8,041	46,030	6,859	14,900
Corporate bonds	11,372	466	6,888	215	681
Total available for sale	$162,581	$10,202	$159,111	$15,988	$26,190

	December 31, 2025
	Less Than 12 Months		12 Months or More
		Gross		Gross	Total
	Fair	Unrealized	Fair	Unrealized	Unrealized
	Value	Losses	Value	Losses	Losses
Available for sale:
U.S. government sponsored agencies	$11,604	$57	$113,976	$6,015	$6,072
Mortgage-backed securities	38,440	768	53,397	4,426	5,194
Corporate bonds	—	—	15,707	258	258
Total available for sale	$50,044	$825	$183,080	$10,699	$11,524

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at September 30, 2026 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	Amortized	Fair
	Cost	Value
Within one year or less	$23,315	$23,164
One through five years	55,124	52,450
After five through ten years	85,703	79,744
Over ten years	187,086	169,681
Total	$351,228	$325,039

At September 30, 2026 and December 31, 2025, approximately $8.1 million and $5.9 million of investments were pledged to secure various deposits or borrowings, respectively.

Additional information related to fair value of investment securities is provided in Note 11.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

5.
Loans Held for Investment

The components of loans were as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Residential mortgage loans (1-4 family):
Fixed	$92,066	$93,595
Variable	117,160	137,148
Construction	15,501	38,058
Total residential mortgage loans	224,727	268,801
Commercial loans:
Real estate	279,003	248,744
Other	95,968	92,199
Total commercial loans	374,971	340,943
Consumer loans:
Home equity	110,658	112,404
Other consumer	27,671	22,787
Total consumer loans	138,329	135,191
Total loans held for investment	738,027	744,935
Less:
Undisbursed portion of mortgage loans	(163)	(145)
Net deferred loan costs (fees)	(883)	(834)
Allowance for credit losses	(6,699)	(6,289)
Total loans held for investment, net	$730,282	$737,667

Accrued interest receivable on loans held for investment totaled $3.7 million and $4.0 million as of September 30, 2026 and December 31, 2025, and was reported in accrued interest receivable on the statements of financial condition.

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Residential Mortgage Loans

All of our residential mortgage loans are centrally underwritten. When assessing credit risk, we analyze certain credit factors, such as, payment history, credit utilization and length of credit history. All of our residential mortgage loans are secured by real estate; therefore, we evaluate and estimate the current market value of the collateral property. Common risk factors that are not specific to individual loan transactions include economic conditions within our markets, including fluctuations in unemployment rates and potential changes in real estate collateral values due to market conditions. Personal events, disability, death or change in marital status of the borrower also increase risk in residential mortgage lending.

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

Commercial Loans

All of our commercial loans are centrally underwritten. When assessing credit risk, we analyze the borrower’s ability to generate adequate cash flow to service the debt in accordance with the terms and conditions of the loan agreement. Usually, our commercial loans are secured by collateral and we assess the current value of the collateral. Additionally, the Company evaluates and assesses the financial strength and liquidity of the borrower’s principals because the Company generally requires the personal guarantees of the borrower’s principals. Common risk factors that are not specific to individual loan transactions include economic conditions within our markets, including fluctuations in unemployment rates and potential changes in collateral values due to market conditions.

Commercial Real Estate

Commercial mortgage, commercial construction and land development loans are dependent upon the supply and demand for commercial real estate in the markets we serve as well as the demand for newly constructed residential homes and lots. A decrease in demand could result in decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our borrowers. Loans secured by non-residential properties and multifamily housing are dependent upon the ability of the property to produce cash flow sufficient to cover debt service and other operating expenses. These property types are susceptible to the effects of weak economic conditions which can result in high vacancy rates.

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

Grade 9

Doubtful. Full repayment or liquidation is highly questionable or improbable. Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. An assessment under ASC 310 must be performed on credits identified for individual evaluation graded Doubtful.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Grade 10

Loss. All outstanding principal and accrued interest is deemed uncollectible and is to be charged off promptly. Loans classified Loss are considered uncollectible and of such little value that their continuance as Bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future. Loans classified Loss require a 100% specific reserve.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Loans with a risk rating of 1 through 6 are classified as “Pass” rated credits in the following tables. Nonrated loans are also classified as “Pass.” The following table presents the Company's recorded investment in loans by credit quality indicators by year of origin as of September 30, 2026 and gross charge-offs for the nine months ended September 30, 2026.

	Term Loans
1-4 Family Residential	2026	2025	2024	2023	2022	Prior	Revolving Lines	Total
Pass	$8,154	$7,513	$12,875	$48,212	$49,395	$68,097	$—	$194,246
Special Mention	—	—	—	—	248	65	—	313
Substandard	106	207	1,470	6,207	3,437	3,240	—	14,667
Doubtful	—	—	—	—	—	—	—	—
Total	$8,260	$7,720	$14,345	$54,419	$53,080	$71,402	$—	$209,226

Residential Construction	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$4,499	$8,791	$1,663	$510	$—	$—	$—	$15,463
Special Mention	—	38	—	—	—	—	—	38
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$4,499	$8,829	$1,663	$510	$—	$—	$—	$15,501

Commercial Real Estate	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	32,549	46,942	45,609	25,296	34,191	72,704	—	$257,291
Special Mention	—	—	—	—	—	—	—	—
Substandard	20,053	768	470	—	—	421	—	21,712
Doubtful	—	—	—	—	—	—	—	—
Total	$52,602	$47,710	$46,079	$25,296	$34,191	$73,125	$—	$279,003

Other Commercial	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$21,314	$2,024	$18,203	$2,399	$3,242	$14,531	$30,897	$92,610
Special Mention	199	—	19	19	—	1,681	24	1,942
Substandard	98	93	5	3	1,090	20	75	1,384
Doubtful	—	24	—	—	—		8	32
Total	$21,611	$2,141	$18,227	$2,421	$4,332	$16,232	$31,004	$95,968

Home Equity	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$841	$2,102	$3,530	$5,336	$966	$546	$96,180	$109,501
Special Mention	—	152	—	—	—	—	—	152
Substandard	—	134	—		—	—	866	1,000
Doubtful	—	—	—	—	5	—	—	5
Total	$841	$2,388	$3,530	$5,336	$971	$546	$97,046	$110,658

Other Consumer	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$13,281	$5,188	$2,398	$2,673	$1,008	$38	$2,819	$27,405
Special Mention	199	—	—	—	—	—	2	201
Substandard	—	34	4	—	—	3	24	65
Doubtful	—	—	—	—	—	—	—	—
Total	$13,480	$5,222	$2,402	$2,673	$1,008	$41	$2,845	$27,671

All Loans	2026	2025	2024	2023	2022	Prior	Revolving	Total
Pass	$80,638	$72,560	$84,278	$84,426	$88,802	$155,916	$129,896	$696,516
Special Mention	398	190	19	19	248	1,746	26	2,646
Substandard	20,257	1,236	1,949	6,210	4,527	3,684	965	38,828
Doubtful	—	24	—	—	5	—	8	37
Total Loans	$101,293	$74,010	$86,246	$90,655	$93,582	$161,346	$130,895	$738,027
Gross charge-offs	$15	$—	$308	$156	$188	$372	$635	$1,674

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Allowance for Credit Losses and Recorded Investment in Loans Receivable

The following table outlines the changes in the allowance for credit losses by category, the allowance for loans individually and collectively evaluated, and the balances of loans individually and collectively evaluated, for the nine months ended September 30, 2026:

	1-4 Family	Residential	Commercial	Other	Home	Other
	Residential	Construction	Real Estate	Commercial	Equity	Consumer	Total
			(dollars in thousands)
Allowance
Beginning balance, January 1, 2026	$2,290	$374	$581	$1,730	$810	$504	$6,289
Charge-offs	(153)	—	—	(1,112)	(352)	(57)	(1,674)
Recoveries	—	—	—	147	—	29	176
Provision for Credit Loss	603	3	148	352	151	163	1,420
Loans acquired using gross-up method	—	—	—	—	—	488	488
Reallocations	127	(365)	(30)	544	103	(379)	—
Balance at end of period	$2,867	$12	$699	$1,661	$712	$748	$6,699

Ending allowance balance for loans individually evaluated	$834	$—	$—	$—	$—	$—	$834

Ending allowance balance for loans collectively evaluated	$2,033	$12	$699	$1,661	$712	$748	$5,865

Loans Receivable
Total period-end balance	$209,226	$15,501	$279,003	$95,968	$110,658	$27,671	$738,027

Balance of loans individually evaluated	$13,304	$—	$21,712	$1,030	$388	$—	$36,434

Balance of loans collectively evaluated	$195,922	$15,501	$257,291	$94,938	$110,270	$27,671	$701,593

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

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The Company had $16.1 million and $16.9 million of non-accruing loans as of September 30, 2026 and December 31, 2025, respectively. Management determined that a specific reserve on non-accruing loans of approximately $834 thousand and $1.6 million was necessary as of September 30, 2026 and December 31, 2025, respectively. The amount of interest income that would have been recorded in 2026 and 2025 is not significant.

The following tables present a summary by loan class of past due and non-accrual loans as of September 30, 2026 and December 31, 2025 (dollars in thousands):

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
September 30, 2026
1-4 family residential	—	6,347	11,867	18,214	$191,012	209,226	—
Residential Construction	—	156	38	194	$15,307	15,501	—
Commercial real estate	2,876	—	—	2,876	$276,127	279,003	—
Other commercial	173	148	1,142	1,463	$94,506	95,968	6
Home equity	1,764	935	363	3,062	$107,596	110,658	—
Other consumer	117	207	41	365	$27,305	27,671	34
Total	$4,930	$7,793	$13,451	$26,174	$711,853	$738,027	$40

	September 30, 2026
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,999	$6,989	$13,988
Residential Construction	38	—	38
Commercial real estate	—	—	—
Other commercial	1,223	—	1,223
Home equity	816	—	816
Other consumer	31	—	31
Total	$9,107	$6,989	$16,096

			Greater Than				Past Due>
	30-59 Days	60-89 Days	90 Days	Total		Total	90 Days and
	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
December 31, 2025
1-4 family residential	$14,041	$4,490	$7,039	25,569	$205,174	$230,743	$—
Residential Construction	—	—	—	—	38,058	38,058	—
Commercial real estate	65	—	1,620	1,685	247,059	248,744	31
Other commercial	651	791	1,508	2,950	89,249	92,199	—
Home equity	1,684	212	892	2,787	109,617	112,404	—
Other consumer	52	—	257	309	22,478	22,787	—
Total	$16,493	$5,493	$11,316	$33,300	$711,635	$744,935	$31

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
1-4 family residential	$6,463	$5,786	$12,249
Residential Construction	—	—	—
Commercial real estate	—	1,620	1,620
Other commercial	777	715	1,492
Home equity	885	351	1,236
Other consumer	56	201	257
Total	$8,181	$8,673	$16,854

There was one commercial loan modification for a borrower experiencing financial difficulty in the nine months ended September 30, 2026 totaling $34 thousand and one in the year ended December 31, 2025 totaling $25 thousand. At September 30, 2026, there were 10 loans totaling $826 thousand with active short-term payment deferrals of principal, interest or both. At December 31, 2025, there were 10 loans totaling $1.0 million with active short-term payment deferrals of principal, interest or both.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

6.
Mortgage Servicing Rights

Information related to mortgage servicing rights as of September 30, 2026 and December 31, 2025 are summarized as follows:

	Nine Months Ended	Year Ended
	September 30, 2026	December 31, 2025
Book value of mortgage servicing rights beginning of period	$904	$1,078
Additions from sale of loans	200	201
Amortized to expense	(298)	(375)
Book value of mortgage servicing rights end of period	$806	$904

Fair value of mortgage servicing rights	$2,103	$1,703
Principal balance of mortgage loans serviced for others not reported as assets	$204,838	$206,674
Custodial escrows of serviced loans	$4,151	$3,163

Fidelity Bank will continue to service mortgage loans as part of continuing operations. However, after loans held for sale, as part of discontinued operations, are sold, no additional loan servicing will be added. Mortgage servicing activities will decrease going forward.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

7.
Deposits

Depositor account balances as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
Negotiable order of withdrawal (NOW)	$232,821	$243,798
Savings accounts	102,278	108,483
Money market	111,071	130,587
	446,170	482,868
Certificates of deposit	265,597	268,891
Wholesale and brokered certificates of deposit	99,812	89,644
Total Deposits	$811,579	$841,403

The weighted average interest rate on depositor accounts as of September 30, 2026 and December 31, 2025 was 1.77% and 1.62%, respectively.

Included in deposits are certificates of deposit in amounts greater than $250,000 totaling $64.0 million of account balance and approximately $2.4 million in annual interest expenses at September 30, 2026 and $64.2 million of account balance and approximately $2.4 million in annual interest expense at December 31, 2025. The scheduled maturities of all certificates of deposit at September 30, 2026 were as follows:

2026	$87,717
2027	229,719
2028	9,666
2029	17,484
2030	14,598
2031	6,225
Total	$365,409

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

8.
Other Borrowings

The Company has a line of credit with the Federal Home Loan Bank of Dallas (“FHLB”) through which advances are drawn. Pursuant to collateral agreements with the FHLB, advances are secured by a blanket-floating lien on first mortgage loans and cash and investments held at FHLB. The unused portion of the line of credit as of September 30, 2026 and December 31, 2025 was approximately $261.8 million and $351.8 million, respectively. As of September 30, 2026, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2026	$18,000	3.83%
2027	45,000	3.87%
2028	31,500	3.94%
2029	—	—%
2030	5,463	4.14%
2031	4,213	4.22%
2032	2,735	4.36%
Total	$106,911	3.92%

As of December 31, 2025, the advances had annual maturities and weighted average interest rates as listed below.

		Weighted Average
	Amount	Interest Rate
2026	$21,000	3.23%
2027	17,000	3.79%
2028	31,500	3.94%
2029	—	—%
2030	5,837	4.14%
2031	—	—%
2032	2,920	4.36%
Total	$78,257	3.75%

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

Bank holding companies are generally subject to statutory capital requirements, which were implemented by certain of the new capital regulations described above that became effective on January 1, 2015. However, the Small Bank Holding Company Policy Statement exempts certain small bank holding companies, like the Company, from those requirements provided that they meet certain conditions.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” it would become subject to a series of increasingly restrictive regulatory actions. Management believes that, as of September 30, 2026, the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2026, and December 31, 2025, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well-capitalized financial institution, Total risk-based, Tier 1 risk-based, common equity Tier 1 capital and Tier 1 leverage capital must be at least 10%, 8%, 6.5%, and 5%, respectively. There have been no conditions or events since the notification that management believes have changed the Bank’s or the Company’s category.

The Bank’s actual capital amounts and ratios as of September 30, 2026 and December 31, 2025 are presented in the table below:

	Actual		Minimum		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2026
Tier 1 leverage capital:	$257,066	20.72%	$49,635	4.00%	$62,044	5.00%

Common Equity Tier 1 risk-based capital:	$257,066	29.35%	$39,412	4.50%	$56,928	6.50%
Tier 1 risk-based capital:	$257,066	29.35%	$52,549	6.00%	$70,065	8.00%
Total risk-based capital:	$263,921	30.13%	$70,065	8.00%	$87,581	10.00%

December 31, 2025
Tier 1 leverage capital:	$255,300	20.02%	$51,020	4.00%	$63,775	5.00%

Common Equity Tier 1 risk-based capital:	$255,300	29.38%	$39,106	4.50%	$56,486	6.50%
Tier 1 risk-based capital:	$255,300	29.38%	$52,141	6.00%	$69,521	8.00%
Total risk-based capital:	$261,745	30.12%	$69,521	8.00%	$86,901	10.00%

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

The Company’s financial statements do not reflect various outstanding commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. Commitments to extend credit, consisting primarily of commercial lines-of-credit, revolving credit lines and overdraft protection agreements, include exposure to credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded in the statements of financial condition. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company. The Company was not required to perform on any financial guarantees nor did it incur any losses on its commitments for the nine months ended September 30, 2026 and year ended December 31, 2025.

Commitments outstanding were as follows:

	September 30, 2026	December 31, 2025
Residential construction	$10,873	$20,123
Commercial construction	17,750	19,669
Revolving lines of credit and other	226,492	228,192
	$255,115	$267,984

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. A reserve for unfunded commitments is recorded within other liabilities on the statements of financial condition, and the related provision is recorded in the provision for credit losses on the consolidated statements of operations. The reserve for unfunded commitments was $156 thousand at September 30, 2026 and December 31, 2025.

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

Mortgage Loans Held for Sale: The Company originates mortgage loans that it intends to sell to the secondary market. Mortgage loans held for sale are valued on a recurring basis using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. As of September 30, 2026 and December 31, 2025, these assets are associated with the discontinued operations of the NOLA Lending Group. Refer to Note 2. Discontinued Operations for additional information.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

Derivative Financial Instruments: The Company enters into derivative financial instruments as part of its hedging strategy and measures these instruments at fair value on a recurring basis in the statements of financial condition. Forward MBS trades are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilizes the exchange price or dealer market price for the particular derivative contract; therefore, these contracts are classified as Level 2. In addition, the Company enters into interest rate locks with prospective borrowers. These commitments are carried at fair value based on the fair value of underlying mortgage loans which are based on observable market data. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on market observable inputs. As of September 30, 2026 and December 31, 2025, these assets are associated with the discontinued operations of the NOLA Lending Group. Refer to Note 2. Discontinued Operations for additional information.

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

The table below presents certain collateral dependent loans that were remeasured and reported at fair value through the ACL based upon the fair value of the underlying collateral as of the dates indicated:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Carrying value of collateral dependent loans before allowance	$6,989	$9,297
Specific allowance	(834)	(1,789)
Fair value of collateral dependent loans	$6,155	$7,508

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

The carrying amounts and estimated fair values of financial instrument as of September 30, 2026 and December 31, 2025, were as follows:

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2026
Financial assets:
Cash and due from banks	$5,856	$5,856	$5,856	$—	$—
Interest-bearing cash equivalents	$43,903	$43,903	$43,903	$—	$—
Securities available for sale	$325,039	$325,039	$—	$325,039	$—
Loans held for sale(1)	$—	$—	$—	$—	$—
Loans held for investment, net	$730,282	$719,001	$—	$—	$719,001
Derivative assets(1)	$—	$—	$—	$—	$—
Mortgage servicing rights	$806	$2,103	$—	$2,103	$—
Accrued interest receivable	$5,239	$5,239	$—	$—	$5,239
Financial Liabilities:
Deposits	$811,579	$726,639	$—	$726,639	$—
Advances by borrowers for taxes and insurance	$7,605	$7,605	$7,605	$—	$—
Escrows payable(1)	$—	$—	$—	$—	$—
Other borrowings	$106,911	$106,293	$—	$106,293	$—
Accrued interest payable	$531	$531	$—	$—	$531

December 31, 2025
Financial assets:
Cash and due from banks	$9,872	$9,872	$9,872	$—	$—
Interest-bearing cash equivalents	$50,397	$50,397	$50,397	$—	$—
Securities available for sale	$326,346	$326,346	$—	$326,346	$—
Loans held for sale(1)	$28,504	$28,504	$—	$28,504	$—
Loans held for investment, net	$737,667	$717,513	$—	$—	$717,513
Derivative assets(1)	$450	$450	$—	$450	$—
Mortgage servicing rights	$904	$1,703	$—	$1,703	$—
Accrued interest receivable	$5,688	$5,688	$—	$—	$5,688
Financial Liabilities:
Deposits	$841,403	$794,568	$—	$794,568	$—
Advances by borrowers for taxes and insurance	$6,298	$6,298	$6,298	$—	$—
Escrows payable(1)	$366	$366	$366	$—	$—
Other borrowings	$78,257	$78,960	$—	$78,960	$—
Accrued interest payable	$392	$392	$—	$—	$392

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

Refer to Note 2. Discontinued Operations for additional information.

FB BANCORP, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(dollar amounts in thousands unless otherwise noted)

13.
Subsequent Events

Management has evaluated subsequent events through the date these consolidated financial statements were issued, November 13, 2026. Except as discussed below, management determined that no additional matters required disclosure.

In June 2026, two co-borrower entities with a commercial loan of approximately $20 million filed for Chapter 11 bankruptcy protection. At that time, management’s asset quality procedures determined that regular payments were likely, and collateral was sufficient to not warrant a risk rating downgrade. The loan has historically performed in accordance in the terms of the agreement and not had any past due payments. Subsequent to September 30, 2026, management obtained additional information regarding the borrower’s expected payment performance and, based on its evaluation of the facts and circumstances existing at September 30, 2026, classified the loan as substandard as of that date. The loan had a principal balance of approximately $19.8 million at September 30, 2026 and an estimated loan-to-value ratio of approximately 66% based on the most recent available appraisal. Since the appraisal, management has become aware of a new material lease agreement that the Company anticipates will increase the net cash flows of the real estate collateral and may increase its value. Management has ordered an updated appraisal. Management individually evaluated the loan for credit-loss purposes. No specific allowance was recorded as of September 30, 2026. The loan was subsequently moved to nonaccrual status effective October 26, 2026 as the Company continues to receive information from bankruptcy proceedings and evaluates the status of regular payments or the possibility of payoff.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis discusses information contained in our financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations for the three and nine months ended September 30, 2026 and 2025. You should read the information in this section in conjunction with the business and financial information regarding FB Bancorp, Inc. provided in this document, including the financial statements, which appear elsewhere in this document. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, mortgage servicing rights, and other service charges and fees. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, advertising and marketing, amortization of mortgage servicing rights, and other expenses.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•

Continuing to seek to grow and diversify our loan portfolio prudently by increasing originations of commercial real estate and commercial loans in an effort to increase the overall loan portfolio yield. We intend to continue to prudently increase our originations of commercial real estate and commercial loans in order to diversify our loan portfolio and increase yield. At September 30, 2026, commercial real estate loans amounted to $279.0 million, or 37.80% of total loans and other commercial loans amounted to $96.0 million, or 13.00%, of total loans.

•

Maintaining our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At September 30, 2026, our non-performing loans totaled $16.1 million, or 2.19% of total loans.

•

Continuing to attract and retain customers in our current market areas and growing our low-cost “core” deposit base while expanding our offices and banking activity in the Baton Rouge and Lafayette, Louisiana markets. We consider our core deposits to include NOW accounts, statement savings accounts, money market accounts, and other savings deposit accounts. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $446.2 million, or 54.98% of total deposits, at September 30, 2026. We have expanded our deposit and lending activities into the Baton Rouge and Lafayette, Louisiana markets over the last several years, including the hiring of Market Area Presidents and lending teams and the establishment of a branch office and we anticipate that these efforts will continue.

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

•

Continuing to grow through organic growth while also considering opportunistic acquisitions or branching. We intend to grow our assets organically on a managed basis, and the capital we raised in the stock offering enabled us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market areas or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include acquiring other financial institutions and/or establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices, funded with capital raised through the Company’s stock offering in the fourth quarter of 2024.

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

The following tables set forth selected historical financial and other data of Fidelity Bank for the periods and at the dates indicated. The information at September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, is not audited but, in the opinion of management, includes all adjustments necessary for a fair presentation. These adjustments are standard and recurring. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected or realized for the entire year. The information at December 31, 2025 is derived in part from, and should be read together with, the audited financial statements and related notes beginning at page F-1 of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2026.

	September 30, 2026	December 31, 2025
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,210,917	$1,255,406
Total cash and cash equivalents	49,759	60,269
Securities available for sale, at fair value	325,039	326,346
Loans held for investment, net	730,282	737,667
Total deposits	811,579	841,403
Federal Home Loan Bank advances	106,911	78,257
Total equity	272,236	314,450

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Selected Operating Data For Continuing Operations:
Total interest and dividend income	$16,955	$16,955	$50,057	$49,370
Total interest expense	4,826	4,668	14,184	13,134
Net interest income	12,129	12,287	35,873	36,236
Provision for credit losses	455	413	1,420	1,251
Net interest income after provision for credit losses	11,674	11,874	34,453	34,985
Total non-interest income	1,020	1,126	4,369	3,135
Total non-interest expense	12,117	11,727	37,064	33,841
Net income before income taxes	577	1,273	1,758	4,279
Income tax expense	111	255	101	862
Net income from continuing operations	$466	$1,018	$1,657	$3,417

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Performance Ratios:
Net income from continuing operations (in thousands)	$466	$1,018	$1,657	$3,417
Net income (loss) from discontinued operations (in thousands)	$-	$62	$(1,142)	$(753)
Net income (loss) (in thousands)	$466	$1,080	$515	$2,664
Return on average assets from continuing operations (1)	0.04%	0.08%	0.13%	0.27%
Return on average equity from continuing operations(2)	0.17%	0.31%	0.57%	1.03%
Earnings per share from continuing operations - basic and diluted	$0.03	$0.06	$0.11	$0.19
Net interest margin (3)	4.30%	4.65%	4.32%	4.64%
Non-interest income to average assets from continuing operations	0.08%	0.09%	0.35%	0.25%
Non-interest expense to average assets from continuing operations	0.99%	0.93%	2.99%	2.71%
Efficiency ratio from continuing operations(4)	92.15%	87.42%	92.10%	85.95%
Average interest-earning assets to average interest-bearing liabilities	141.60%	150.20%	143.71%	150.92%
Capital Ratios:
Total risk-based capital	30.13%	29.23%	30.13%	29.23%
Tier 1 risk-based capital	29.35%	28.52%	29.35%	28.52%
Common equity Tier 1 risk-based capital	29.35%	28.52%	29.35%	28.52%
Tier 1 leverage capital	20.72%	20.05%	20.72%	20.05%
Average equity to average assets	22.69%	26.55%	23.39%	26.56%
Common stock book value per share	$17.26	$17.05	$17.26	$17.05
Common stock book value per share (net of unearned ESOP shares)	$18.96	$18.42	$18.96	$18.42
Asset Quality Ratios:
Allowance for credit losses to total loans (5)	0.91%	0.82%	0.91%	0.82%
Allowance for credit losses to non-performing loans	41.52%	42.77%	41.52%	42.77%
Net charge-offs to average outstanding loans	0.08%	0.04%	0.20%	0.16%
Non-performing loans to total loans	2.19%	1.92%	2.19%	1.92%
Non-performing loans to total assets	1.33%	1.15%	1.33%	1.15%
Total non-performing assets to total assets (6)	1.59%	1.33%	1.59%	1.33%
Other:
Number of offices	18	19	18	19
Number of full-time equivalent employees	199	321	199	321

(1)	Represents net income (loss) from continuing operations divided by average total assets.
(2)	Represents net income (loss) from continuing operations divided by average equity.
(3)	Represents net interest income divided by average interest-earning assets. Includes loans held for sale.

(4)	Represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Total loans include only loans held for investment.
(6)	Non-performing assets include other real estate owned.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets were $1.21 billion at September 30, 2026, compared to $1.26 billion at December 31, 2025. The largest fluctuation between these periods came from decreases in cash and cash equivalents of $10.5 million, or 17.44%, a decrease in loans held for investment, net of $7.4 million, or 1.00%, and assets from discontinued operations of $29.9 million, or 100%. The decrease in total cash equivalents is primarily the result of a decrease in total deposits of $29.8 million, or 3.54%, and $32.3 million in common stock repurchases, partially offset by an increase in other borrowings of $28.7 million, or 36.62%. The decrease in loans is due to payoff of residential loans that outpaced growth in commercial loans. Assets and liabilities, from discontinued operations were settled July 1, 2026 related to the sale of the Company’s mortgage segment.

Cash and Cash Equivalents. Cash levels decreased by $10.5 million, or 17.44%, to $49.8 million at September 30, 2026 from $60.3 million at December 31, 2025, as such assets were used in part to cover a decrease in deposits and the repurchase Company stock.

Available-for-Sale Investment Securities. Investment securities decreased $1.3 million, or 0.40%, to $325.0 million at September 30, 2026, from $326.3 million at December 31, 2025. Aggregate securities purchased totaled $46.5 million and aggregate securities maturing, called, or sold totaled $35.3 million during the nine months ended September 30, 2026. A decrease in fair market value totaled $16.2 million for the nine months ended September 30, 2026 as bond yields rapidly increased to multiyear highs.

Loans Held for Investment, Net. Loans held for investment, net, decreased by $7.4 million, or 1.00%, to $730.3 million at September 30, 2026 from $737.7 million at December 31, 2025. During the nine months ended September 30, 2026, loan originations net of payoffs resulted in a $3.8 million decrease in loans. The decrease in net loans held for investment, compared to December 31, 2025, came primarily from the following: total residential mortgage loans decreased $44.1 million, or 16.40%, due to the sale of the Company’s mortgage segment, offset partially by an increase in total commercial loans of $34.0 million, or 9.98%. A transfer of $2.1 million in loans to other real estate owned also contributed to a decrease in loans.

Commercial loans increased $34.0 million, or 9.98%, consistent with our strategy to grow commercial and commercial real estate loans, while residential loans declined $44.1 million, or 16.40%, on payoffs and lower construction balances. We have expanded our lending activities into the Baton Rouge and Lafayette, Louisiana markets, including adding lending teams in these markets. In June 2026, the Company purchased approximately $9.9 million in consumer loans that qualified for the gross-up method for acquired loans. The Company added $488 thousand to the allowance for credit losses related to these acquired consumer loans.

Deposits. Deposits decreased by $29.8 million, or 3.54%, to $811.6 million at September 30, 2026 from $841.4 million at December 31, 2025. The decrease was primarily due to a $40.0 million decrease in customer deposits, including $19.7 million related to three commercial customers, partially offset by a $10.2 million increase in wholesale and brokered certificates of deposit. Core deposits (defined as all deposits other than certificates of deposit) decreased $36.7 million, or 7.60%, to $446.2 million at September 30, 2026 from $482.9 million at December 31, 2025. Certificates of deposit increased $6.9 million, or 1.91%, to $365.4 million at September 30, 2026 from $358.5 million at December 31, 2025. Our certificates of deposit included $99.8 million in wholesale and brokered certificates of deposit at September 30, 2026 and $89.6 million at December 31, 2025. Such deposits generally tend to be at higher yields than other types of deposits and generally do not represent direct customer relationships, but were utilized, in part, to fund loan and investment growth.

Borrowings. Borrowings increased $28.7 million, or 36.62%, from $78.3 million at December 31, 2025 to $106.9 million at September 30, 2026. Borrowings have increased primarily to replace deposit outflows, and fund $32.3 million in Company stock repurchases. Company borrowings consist of advances on a line of credit with the Federal Home Loan Bank of Dallas. At September 30, 2026, approximately $261.8 million was available on this borrowing line.

Total Equity. Total equity decreased $42.2 million, or 13.42%, to $272.2 million at September 30, 2026 from $314.5 million at December 31, 2025. This decrease was primarily due to $32.3 million in Company common stock repurchases and a $12.8 million increase in accumulated other comprehensive loss, partially offset by $2.4 million in stock-based compensation and vesting of ESOP, and $515 thousand in consolidated net income. Accumulated other comprehensive loss is made up of unrealized losses, net of tax, from securities available for sale.

Average Balance Sheets. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Average yields include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average balances are calculated using daily average balances.

	For the nine months ended September 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$50,740	$1,271	3.35%	$84,149	$2,619	4.16%
Securities	335,893	10,564	4.20%	263,869	7,436	3.77%
Loans held for investment	740,838	38,706	6.99%	767,108	41,398	7.22%
Loans held for sale	8,978	393	5.85%	25,871	1,258	6.50%
Total earning assets (4)	1,136,449	50,934	5.99%	1,140,997	52,711	6.18%
Non-interest-earning assets:
Cash and cash equivalents	6,632			7,188
Fixed Assets	56,231			56,817
Allowance for credit losses	(6,464)			(6,202)
Other	46,506			48,876
Total non-interest-earning assets	102,905			106,679
Total Assets	$1,239,354			$1,247,676
Interest-bearing liabilities:
Interest-bearing demand deposits	$112,468	$126	0.15%	$108,013	$163	0.20%
Interest-bearing savings and money market deposits	217,529	2,023	1.24%	233,927	1,963	1.12%
Certificates of deposit	359,255	9,105	3.39%	348,047	8,980	3.45%
Total interest-bearing deposits	689,252	11,254	2.18%	689,987	11,106	2.15%
Interest-bearing borrowings	101,529	2,930	3.86%	66,040	2,028	4.11%
Total interest-bearing liabilities	790,781	14,184	2.40%	756,027	13,134	2.32%
Non-interest bearing liabilities:
Demand deposits	143,725			143,958
Other liabilities	14,953			16,270
Total non-interest liabilities	158,678			160,228
Total Equity	289,895			331,421
Total liabilities and equity	$1,239,354			$1,247,676
Net interest income		$36,750			$39,577
Net interest-earning assets (1)	$345,668			$384,970
Net interest rate spread (2)			3.59%			3.85%
Net yield on interest-earning assets (3)			4.32%			4.64%
Average of interest-earning assets to interest-bearing liabilities	143.71%			150.92%
Average equity to assets	23.39%			26.56%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Represents net interest income divided by average interest-earning assets.
(4)	$877 and $3.3 million of interest on earning assets represents origination fees, discount fees and interest income from discontinued operations for 2026 and 2025, respectively.

	For the three months ended September 30,
	2026			2025
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$43,149	$364	3.35%	$78,518	$815	4.12%
Securities	333,929	3,712	4.41%	283,059	2,748	3.85%
Loans held for investment	741,697	12,879	6.89%	764,645	14,175	7.35%
Loans held for sale	—	—	—	31,793	516	6.44%
Total earning assets (4)	1,118,775	16,955	6.01%	1,158,015	18,254	6.25%
Non-interest-earning assets:
Cash and cash equivalents	6,221			7,650
Fixed Assets	55,510			57,627
Allowance for credit losses	(6,859)			(6,179)
Other	48,547			45,514
Total non-interest-earning assets	103,419			104,612
Total Assets	$1,222,194			$1,262,627
Interest-bearing liabilities:
Interest-bearing demand deposits	$109,873	$35	0.12%	$108,223	$63	0.23%
Interest-bearing savings and money market deposits	209,755	632	1.20%	227,703	658	1.15%
Certificates of deposit	359,192	3,060	3.38%	367,048	3,259	3.52%
Total interest-bearing deposits	678,820	3,727	2.18%	702,974	3,980	2.25%
Interest-bearing borrowings	111,263	1,099	3.92%	68,029	688	4.01%
Total interest-bearing liabilities	790,083	4,826	2.42%	771,003	4,668	2.40%
Non-interest bearing liabilities:
Demand deposits	139,163			142,143
Other liabilities	15,616			14,198
Total non-interest liabilities	154,779			156,341
Total Equity	277,332			335,283
Total liabilities and equity	$1,222,194			$1,262,627
Net interest income		$12,129			$13,586
Net interest-earning assets (1)	$328,692			$387,012
Net interest rate spread (2)			3.59%			3.85%
Net yield on interest-earning assets (3)			4.30%			4.65%
Average of interest-earning assets to interest-bearing liabilities	141.60%			150.20%
Average equity to assets	22.69%			26.55%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Represents net interest income divided by average interest-earning assets.
(4)	$0 and $1.3 million of interest on earning assets represents origination fees, discount fees and interest income from discontinued operations for 2026 and 2025, respectively.

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

	Nine months ended September 30, 2026 vs. Nine months ended September 30, 2025
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(1,040)	$(308)	$(1,348)
Securities	2,030	1,098	3,128
Loans	(1,418)	(1,274)	(2,692)
Loans held for sale	(821)	(44)	(865)
Total interest-earning assets	(1,249)	(528)	(1,777)
Interest-bearing liabilities:
Interest-bearing demand deposits	7	(44)	(37)
Interest-bearing savings and money market deposits	(137)	197	60
Certificates of deposit	289	(164)	125
Total interest-bearing deposits	159	(11)	148
Interest-bearing borrowings	1,090	(188)	902
Total interest-bearing liabilities	1,249	(199)	1,050
Net interest income	$(2,498)	$(329)	$(2,827)

	Three months ended September 30, 2026 vs. Three months ended September 30, 2025
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(367)	$(84)	$(451)
Securities	494	470	964
Loans	(425)	(871)	(1,296)
Loans held for sale	(516)	—	(516)
Total interest-earning assets	(814)	(485)	(1,299)
Interest-bearing liabilities:
Interest-bearing demand deposits	1	(29)	(28)
Interest-bearing savings and money market deposits	(52)	26	(26)
Certificates of deposit	(70)	(129)	(199)
Total interest-bearing deposits	(121)	(132)	(253)
Interest-bearing borrowings	437	(26)	411
Total interest-bearing liabilities	316	(158)	158
Net interest income	$(1,130)	$(327)	$(1,457)

Comparison of Operating Results From Continuing Operations for the Nine Months Ended September 30, 2026 and 2025

General. Net income for the nine months ended September 30, 2026 from continuing operations was $1.7 million, compared to net income of $3.4 million for the nine months ended September 30, 2025.

The decrease in net income was primarily the result of a $3.2 million, or 9.52%, increase in total non-interest expenses partially offset by a $1.2 million, or 39.36%, increase in total non-interest income.

Interest Income. Interest income increased $687 thousand, or 1.39%, to $50.1 million for the nine months ended September 30, 2026, compared to $49.4 million for the nine months ended September 30, 2025. This increase was primarily attributable to a $3.1 million, or 42.07%, increase in interest and dividends on investment securities, partially offset by a decrease of $1.3 million, or 51.47%, from interest on deposits in other banks and $1.1 million, or 2.78%, decrease in interest and fees on loans.

Interest and fees on loans decreased $1.1 million, or 2.78%, for the nine months ended September 30, 2026 compared to the same period in 2025. The average balance of loans held for investment during the nine months ended September 30, 2026 decreased by $26.3 million, or 3.42%, while the average yield on these loans decreased to 6.99% for the nine months ended September 30, 2026 from 7.22% for the nine months ended September 30, 2025. The decrease in average yield on loans was due to the decreasing interest rate environment for variable interest rate loans tied to Prime. As a result of the Federal Reserve's monetary policy actions between September 17, 2025 and September 16, 2026, the prime rate declined 0.75%, placing downward pressure on yields earned on the Company's variable-rate loan portfolio. On September 16, 2026, the Federal Reserve increased Prime by 0.25%. The impact of recent rising rates will not begin to be realized until the fourth quarter of 2026.

The average balance of investment securities increased by $72.0 million, or 27.30%, to $335.9 million for the nine months ended September 30, 2026 from $263.9 million for the nine months ended September 30, 2025, while the average yield on investment securities increased to 4.20% for the nine months ended September 30, 2026 compared to 3.77% for the nine months ended September 30, 2025. The Company primarily purchased government issued mortgage backed securities with expected yields above 5%.

Interest Expense. Total interest expense increased $1.1 million, or 7.99%, to $14.2 million for the nine months ended September 30, 2026, from $13.1 million for the nine months ended September 30, 2025. The increase was due to an increase of $902 thousand, or 44.48%, in interest on borrowed funds and $148 thousand, or 1.33%, in interest expense on deposits. Borrowed funds increased due in part to offset decreases in deposits and Company stock repurchases.

Net Interest Income. Net interest income was $35.9 million and $36.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Net interest margin was 4.32% for the nine months ended September 30, 2026, compared to 4.64% for the nine months ended September 30, 2025.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Provision for Credit Losses,” there was a $1.4 million provision for credit losses for the nine months ended September 30, 2026 compared to a $1.3 million provision for the same period ended September 30, 2025.

Total non-performing loans were $16.1 million at September 30, 2026, compared to $16.9 million at December 31, 2025, and $14.6 million at September 30, 2025. The majority of non-performing loans, $14.0 million, relate to first lien residential mortgage loans at September 30, 2026. These non-performing residential loans have a weighted average loan to value below 80%. Residential real estate loans remain under elevated credit pressures in our gulf coast lending markets due to rising insurance costs. The annual net charge-off percentage of residential loans, based on period-end balances of residential loans, was 0.14% for the calendar year 2025, and 0.12% for the calendar year 2024. Classified loans totaled $38.9 million at September 30, 2026, compared to $20.5 million at September 30, 2025. The increase was primarily due to a commercial loan with a principal balance of approximately $19.8 million that was classified as substandard as of September 30, 2026 following the Chapter 11 bankruptcy filings by the loan's co-borrowers. Total loans past due greater than 30 days were $26.2 million and $17.3 million at September 30, 2026 and September 30, 2025, respectively. Special mention loans were $2.6 million at September 30, 2026 compared to $1.4 million at September 30, 2025. As a percentage of non-performing loans, the allowance for credit losses was 41.52% at September 30, 2026 compared to 42.77% at September 30, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at September 30, 2026. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $4.4 million for the nine months ended September 30, 2026, an increase of $1.2 million, or 39.36%, from $3.1 million for the nine months ended September 30, 2025. The largest increase was due to a $1.2 million gain on life insurance proceeds realized in May 2026 related to Bank owned life insurance assets.

Non-interest Expense. Non-interest expense increased $3.2 million, or 9.52%, to $37.1 million for the nine months ended September 30, 2026, compared to $33.8 million for the nine months ended September 30, 2025. Increases in non-interest expenses were primarily due to a $2.4 million, or 12.99%, increase in salaries and employee benefits and a $430 thousand increase in occupancy and equipment. Increase in salaries and employee benefits was primarily due to $1.7 million in new stock based compensation, $817 thousand in gross severance payments related to reorganization, partially offset by reductions in ongoing payroll expense. Occupancy and equipment increases are primarily due to the new Lafayette branch and new ATM servicing contracts.

Provision (Benefit) for Income Tax Expense. The provision for income taxes was $101 thousand for the nine months ended September 30, 2026, compared to a provision of $862 thousand for the nine months ended September 30, 2025. The change is a direct reflection of net income before income taxes for each period and there was no material change in the Bank’s effective tax rates. The gain on life insurance proceeds was not subject to income tax.

Comparison of Operating Results From Continuing Operations for the Three Months Ended September 30, 2026 and 2025

General. Net income from continuing operations of $466 thousand was recorded for the three months ended September 30, 2026, compared to net income of $1.0 million for the three months ended September 30, 2025. The decrease in net income was primarily the result of a $390 thousand, or 3.33%, increase in total non-interest expenses and a $158 thousand, or 1.29%, decrease in net interest income.

Interest Income. Interest income remained unchanged at $17.0 million for the three months ended September 30, 2026 and for the three months ended September 30, 2025. The largest fluctuation was attributable to a $964 thousand, or 35.08%, increase in interest and dividends on investment securities, partially offset by a decrease of $451 thousand, or 55.34%, from interest on deposits in other banks and $513 thousand, or 3.83%, decrease in interest and fees on loans.

Interest and fees on loans decreased $513 thousand, or 3.83%, for the three months ended September 30, 2026 compared to the same period in 2025. The average balance of loans held for investment during the three months ended September 30, 2026 decreased by $22.9 million, or 3.00%, while the average yield on these loans decreased to 6.89% for the three months ended September 30, 2026 from 7.35% for the three months ended September 30, 2025. The decrease in average yield on loans was due to the decreasing interest rate environment for variable interest rate loans tied to Prime. On September 16, 2026, the Federal Reserve increased Prime by 0.25%. The impact of recent rising rates will not begin to be realized until the fourth quarter of 2026.

The average balance of investment securities increased by $50.9 million, or 17.97%, to $333.9 million for the three months ended September 30, 2026 from $283.1 million for the three months ended September 30, 2025, while the average yield on investment securities increased to 4.41% for the three months ended September 30, 2026 compared to 3.85% for the three months ended September 30, 2025. The Company primarily purchased government issued mortgage backed securities with expected yields above 5%.

Interest Expense. Total interest expense increased $158 thousand, or 3.38%, to $4.8 million for the three months ended September 30, 2026, from $4.7 million for the three months ended September 30, 2025. The increase was primarily due to an increase of $411 thousand, or 59.74%, in interest on borrowed funds. The increase in interest on borrowed funds was primarily due to an increase in other borrowings by $43.2 million, or 63.55%, over the periods presented. Borrowed funds increased due in part to offset decreases in deposits and Company stock repurchases.

Net Interest Income. Net interest income was $12.1 million and $12.3 million for the three months ended September 30, 2026 and September 30, 2025, respectively. Net interest margin was 4.30% for the three months ended September 30, 2026, compared to 4.65% for the three months ended September 30, 2025.

Provision for Credit Losses. Based on an analysis of the factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Critical Accounting Estimates — Provision for Credit Losses,” there was a $455 thousand provision for credit losses for the three months ended September 30, 2026 compared to a $413 thousand provision for the same period ended September 30, 2025.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover probable expected losses that were inherent in the loan portfolio at September 30, 2026. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions. Any increase in future provisions that may be required may adversely impact the Company’s financial condition and results of operations. In addition, bank regulatory agencies periodically review the allowance for credit losses and may recommend an increase in the provision for possible credit losses or the recognition of loan charge-offs, based on judgments different than those of management.

Non-interest Income. Non-interest income totaled $1.0 million for the three months ended September 30, 2026, a decrease of $106 thousand, or 9.41%, from $1.1 million for the three months ended September 30, 2025. The largest decrease was due to a decrease of $75 thousand in other non-interest income.

Non-interest Expense. Total non-interest expenses were $12.1 million for the three months ended September 30, 2026, compared to $11.7 million for the three months ended September 30, 2025. This represents a $390 thousand, or 3.33%, increase in total non-interest expenses. The largest increases in non-interest expenses were primarily due to a $414 thousand, or 6.40%, increase in salaries and employee benefits. Within this $414 thousand increase was an increase of $686 thousand related to new stock based compensation plan, partially offset by reductions in ongoing payroll expense. Total expected compensation cost related to the 2025 Equity Incentive Plan is expected to be $2.6 million at an annual rate before taxes.

Provision (Benefit) for Income Tax Expense. The provision for income taxes was $111 thousand for the three months ended September 30, 2026, compared to a provision of $255 thousand for the three months ended September 30, 2025. The change is a direct reflection of net income before income taxes for each period and there was no material change in the Bank’s effective tax rates.

Comparison of Results From Discontinued Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The net loss from discontinued operations was $1.1 million for the nine months ended September 30, 2026 compared to a net loss of $753 thousand for the nine months ended September 30, 2025. The increase in loss is the result of unwinding the NOLA Lending Group. As of June 30, 2026, all customer loan pipelines were finalized as part of the mortgage banking segment. As of September 30, 2026, substantially all assets and liabilities associated with discontinued operations had been disposed of or settled, and there was no material operating activity associated with discontinued operations for the three months ended September 30, 2026. The Company does not currently expect material future operating activity or losses associated with discontinued operations. For more information on discontinued operations, see Note 2 of the unaudited financial statements contained within this filing.

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

The following table sets forth, at September 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

September 30, 2026
				EVE as a Percentage of Present Value Assets (3)
		Estimated Increase (Decrease) in EVE			Increase (Decrease) (basis points)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)
(Dollars in thousands)
400	$281,595	$(69,223)	(19.73)%	22.78%	(560)
300	300,009	(50,809)	(14.48)%	24.27%	(411)
200	318,705	(32,113)	(9.15)%	25.78%	(260)
100	335,814	(15,004)	(4.28)%	27.17%	(121)
-	350,818	—	—%	28.38%	—
(100)	363,446	12,628	3.60%	29.40%	102
(200)	371,718	20,900	5.96%	30.07%	169

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2026, we would have experienced a 9.15% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 5.96% increase in EVE in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated increase (decreases) in the percentage of change in EVE in the table above are within the Board of Directors’ guidelines.

Change in Net Interest Income. The following table sets forth, at September 30, 2026, the calculation of the estimated changes in our net interest income, referred to as “NII” throughout this document, that would result from the designated immediate changes in the United States Treasury yield curve.

September 30, 2026
Change in Interest Rates (basis points) (1)	NII Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$46,983	(3.16)%
+300	47,992	(1.08)%
+200	48,793	0.57%
+100	48,991	0.98%
Level	48,516	—%
(100)	47,531	(2.03)%
(200)	46,512	(4.13)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2026, we would have a 0.57% increase in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.13% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates. Each of the estimated decreases in the percentage of change in the net interest income in the table above are within the Board of Directors’ guidelines.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from maturities of securities and sales of mortgage loans. We have the ability to borrow from the Federal Home Loan Bank of Dallas, and at September 30, 2026, we had $106.9 million of outstanding borrowings from the Federal Home Loan Bank of Dallas. At September 30, 2026, we had the capacity to borrow an additional $261.8 million from the Federal Home Loan Bank of Dallas and an additional $126.7 million from the Federal Reserve Board discount window.

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

At September 30, 2026, Fidelity Bank’s Tier 1 leverage capital was $257.1 million, or 20.72% of adjusted assets. Accordingly, it was categorized as well-capitalized at September 30, 2026. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see Note 9 of the financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements. At September 30, 2026, we had $255.1 million of outstanding commitments to originate loans, which included $226.5 million in revolving lines of credit, $10.9 million in residential construction loans and $17.8 million in commercial construction loans and lines of credit. At September 30, 2026, none of our revolving lines of credit related to commercial real estate loans. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2026 totaled $298.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Dallas advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The Company did not have any unregistered sales of equity securities during the three months ended September 30, 2026. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended September 30, 2026.

			Total	Maximum
			Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number		Publicly	Purchased
	of Shares	Average	Announced	Under the
	Purchased	Price Paid	Programs	Programs
	(1)	per Share	(1)	(1)
July 1 - July 31, 2026	--	$0.00	--	1,606,837
August 1 - August 31, 2026	252,990	$15.75	252,990	1,353,847
September 1 - September 30, 2026	46,501	$15.72	299,491	1,307,346
Three months ended September 30, 2026	299,491	$15.74	299,491	1,307,346

(1)

On November 13, 2025, the Company announced its plan to repurchase 1,983,750 shares of its common stock, which was completed on January 14, 2026. On January 28, 2026, the Company’s Board of Directors approved the repurchase of an additional 1,785,375 shares of its common stock, which was completed on May 19, 2026 . On June 12, 2026, the Company’s Board of Directors approved the repurchase of an additional 1,606,837 shares, or approximately 10% of shares outstanding, of its common stock (the “June 2026 Repurchase Plan”). The Board of Directors has the right to suspend or discontinue the plan at any time. As of November 12, 2026, the Company has repurchased 299,491 shares pursuant to the June 2026 Repurchase Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC Regulation S-K).

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

FB BANCORP, INC.

Date: November 13, 2026	/s/ Christopher Ferris
Christopher Ferris
President and Chief Executive Officer (Duly Authorized Representative and Principal Executive Officer)

Date: November 13, 2026	/s/ Todd Wanner
Todd Wanner
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)